Form 10-Q
period 1995-03-31
CIRCLE FINE ART CORP
filed 1995-05-12
CIK 20356

QUARTERLY REPORT ON FORM 10Q
             CIRCLE FINE ART CORPORATION AND SUBSIDIARIES

                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                     CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                       Three Months Ended March 31  Six Months Ended March 31
                            1995          1994          1995         1994
                        (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                       ------------  ------------  ------------  ------------
Net Sales               $4,331,000    $4,012,000    $9,788,000    $9,834,000

Cost of Sales            2,051,000     2,067,000     4,545,000     4,603,000
                       ------------  ------------  ------------  ------------
Gross Profit             2,280,000     1,945,000     5,243,000     5,231,000

Selling Expenses         2,924,000     2,724,000     5,786,000     5,524,000

General and Admin-
 istrative Expenses        464,000       657,000     1,047,000     1,267,000
                       ------------  ------------  ------------  ------------
Loss from Operations    (1,108,000)   (1,436,000)   (1,590,000)   (1,560,000)

Interest Expense           420,000       733,000     1,209,000     1,341,000

Gain (Loss) on Invest-
 ment in Affiliates        203,000          -          286,000       (34,000)
                       ------------  ------------  ------------  ------------
Net Loss Before Income  (1,325,000)   (2,169,000)   (2,513,000)   (2,935,000)
 Taxes, Discontinued
 Operations and
 Extraordinary Gain

Income Taxes                  -             -             -             -
                       ------------  ------------  ------------  ------------
Net Loss Before
 Discontinued
 Operations and
 Extraordinary Gain     (1,325,000)   (2,169,000)   (2,513,000)   (2,935,000)

Gain on Sale of
Discontinued Operations    348,000          -          348,000          -

Loss from Operations of
 Discontinued
 Operations                (31,000)      (50,000)      (90,000)      (71,000)

Extraordinary Gain, net
 of applicable income
 taxes of $0                 -              -        4,441,000          -
                       ------------  ------------  ------------  ------------
Net Income/(Loss)      $(1,008,000)  $(2,219,000)   $2,186,000   $(3,006,000)

Net Loss Per Common and
 Common Equivalent
 Share Before
 Discontinued
 Operations and
 Extraordinary Gain           (.14)        (1.92)         (.42)        (2.60)

Net Gain Per Common and
 Common Equivalent
 Share on Sale of
 Discontinued
 Operations                    .04            -            .06           -

Net Loss Per Common and
 Common Equivalent
 Share from Operations
 of Discontinued
 Operations                   (.01)        (.05)          (.02)         (.06)

Net Income Per Common
 and Common Equivalent
 Share for
 Extraordinary Gain             -            -             .75            -

Net Income (Loss) Per
 Common and Common
 Equivalent Share             (.11)       (1.97)           .37         (2.66)
                            -------     --------       --------      --------

Weighted Average
 Number of Common
 Shares Outstanding      9,382,878    1,130,092      5,937,545     1,130,092
                       ------------  ------------  ------------  ------------

       The accompanying notes are an integral part of this statement.

                   CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS


ASSETS                                          March 31, 1995   September 30,
                                                  (Unaudited)        1994
Current Assets:
  Cash                                                $310,000       $151,000
  Receivables, Net of Allowance
   for Doubtful Accounts of $23,000 at
   March 31, 1995 and $175,000 at
   September 30, 1994                                  184,000        668,000

  Barter Receivables, Net of Allowance
   for Doubtful Accounts of $50,000 at
   March 31, 1995 and $343,000 at
   September 30, 1994                                  131,000        736,000
  Inventories                                       12,284,000     12,077,000
  Other Current Assets                                 566,000        743,000
                                                   ------------   ------------
   Total Current Assets                             13,475,000     14,375,000

Investment in Art                                    4,101,000      4,101,000
Property, Plant and Equipment, Net                   5,194,000      5,432,000
Other Assets                                           852,000        321,000
                                                   ------------   ------------
                                                   $23,622,000    $24,229,000

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Current Maturities of Long-Term Debt                $523,000           -
  Accounts Payable                                   4,272,000      4,535,000
  Barter Payable                                       163,000      1,057,000
  Accrued Expenses:
    Interest                                            62,000      3,890,000
    Compensation                                       512,000        714,000
    Taxes, other then payroll                          247,000        387,000
    Other                                              807,000      1,192,000
  Customer Deposits and Credits                        420,000        488,000
  Notes Payable                                           -         1,100,000
  Debt in Default                                         -        24,137,000
                                                   ------------   ------------
   Total Current Liabilities                         7,006,000     37,500,000
                                                   ------------   ------------
Long-Term Debt                                      16,838,000           -

Shareholders' Equity (Deficit): Preferred
  Stock, $.01 par value; authorized 100,000
  shares; 4,000 shares issued and outstanding.            -              -
 Common Stock, $.01 par value; authorized
  15,000,000 shares; 9,165,870 shares issued
  and outstanding at March 31, 1995: $.10 par
  value; authorized 5,000,000 shares;
  1,133,425 shares issued and outstanding at
  September 30, 1994.                                   91,000        340,000
 Additional Paid-In Capital                         14,934,000      3,822,000
 Accumulated Deficit                               (15,137,000)   (17,323,000)
                                                   ------------   ------------
                                                      (112,000)   (13,161,000)
 Less 6,667 shares of Treasury
  Stock at Cost                                       (110,000)      (110,000)
                                                   ------------   ------------
Total Shareholders' Equity (Deficit)                  (222,000)   (13,271,000)
                                                   ------------   ------------
                                                   $23,622,000    $24,229,000

    The accompanying notes are an integral part of this statement.

              CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                SIX MONTHS ENDED MARCH 31, 1995 AND 1994

                                                        1995          1994
                                                     (Unaudited)   (Unaudited)
OPERATING ACTIVITIES:
 Net Gain (loss)                                    $2,186,000    $(3,006,000)

 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

   Depreciation and amortization                       593,000        595,000
   Gain on Sale of Discontinued Operations            (348,000)          -
   (Gain)/Loss on investment in affiliates            (286,000)        34,000
   Loss on write off of leasehold improvements
     on closed galleries                                25,000           -
   Extraordinary gain                               (4,441,000)          -
   Other                                              (256,000)        (6,000)
 Change in operating assets and liabilities:
   Receivables                                       1,437,000       (203,000)
   Inventories                                        (207,000)       754,000
   Other current assets                                177,000       (124,000)
   Accounts payable, accrued compensation and
    accrued expenses                                (1,216,000)     1,566,000
   Customer deposits and credits                       (68,000)         3,000
                                                   ------------   ------------
   Net cash (used) in operating activities          (2,404,000)      (375,000)

INVESTING ACTIVITIES:
 Capital expenditures                                 (370,000)      (101,000)
                                                   ------------   ------------
Net cash used in investing activities                 (370,000)      (101,000)

FINANCING ACTIVITIES:
 Repayment of debt                                    (400,000)       (26,000)
 Proceeds from issuance of new loans                 2,500,000           -
 Net proceeds from issuance of new stock             1,933,000           -
 Payment of bridge loans                            (1,100,000)          -
                                                   ------------   ------------
Net cash provided by (used in)                       2,933,000        (26,000)
 financing activities

 Net increase (decrease) in cash                       159,000       (502,000)
 Cash at beginning of period                           151,000        551,000
                                                   ------------   ------------
 Cash at end of period                                $310,000        $49,000

 Supplemental disclosures of
  cash flow information:

 Cash paid during the year for:
  Interest                                            $518,000        $24,000
  Income Taxes                                            -              -

 Supplemental disclosures of non-cash
  investing and financing activities:
   Conversion of debt to equity                     $4,930,000           -
   Issuance of preferred stock upon
   conversion of long-term debt                     $4,000,000           -

The accompanying notes are an integral part of this statement.

               CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED MARCH 31, 1995

1.    Summary of significant accounting policies:

      Basis of Presentation:

      The accompanying consolidated financial statements include the accounts of Circle Fine Art Corporation (the "Company) and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company's investment in its one 50% owned affiliate is accounted for by the equity method. The 1994 consolidated financials have been reclassified to conform to the 1995 presentation without affecting the previously reported net loss or shareholders' equity (deficit). Earnings per share and the number of shares outstanding for 1994 are restated for the December 1994 one for three stock split.

      Allowance for Doubtful Accounts:

      The Company, on a periodic basis, reviews the collectibility of its receivables and based on these reviews provides for an allowance for doubtful accounts. When a receivable is determined to be uncollectible it is written off.

      Inventories:

      Inventories are valued at the lower of cost (specific identification method) or market.

      Investment in Art:

      The Company has segregated certain works of art which are intended to be held as a long-term investment. This art is valued at the lower of cost (specific identification method) or market.

      Property, Plant and Equipment:

      Property, plant and equipment are stated at cost.

      Depreciation is provided by use of the straight-line method over the estimated useful lives of these assets. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.

      Revenue Recognition:

      Retail gallery sales are recognized when the entire selling price has been received and substantial performance has been completed. Wholesale sales are recognized at the time of shipment to the customer. Merchandise subject to customer deposits is included in inventories, and the deposits are reflected as a current liability.

                CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED MARCH 31, 1995

1.    Summary of significant accounting policies (continued):

      Barter Transactions:

      The Company sells some of its inventories through barter transactions with certain of the Company's suppliers of goods and services, as well as through barter exchange organizations. These transactions are recorded based on the fair value of the goods or services involved. Receivables from unsettled barter transactions at March 31, 1995 and September 30, 1994 were $131,000 and $736,000, respectively. Payables from unsettled barter transactions at March 31, 1995 and September 30, 1994 were $163,000 and $1,057,000 respectively.

2.    Nature of Activities:

      The Company sells fine art, jewelry and related products at retail through art galleries. The Company operates one of the largest groups of fine art galleries specializing in high priced limited edition fine art in the United States. The Company also sells fine art to other retail art galleries on a wholesale basis.

3.    Inventories:

      Inventories at March 31, 1995 and September 30, 1994 consist of the following:
                                                 3/31/95         09/30/94
                                             ------------     ------------
      Merchandise for sale                   $11,793,000      $11,638,000
      Raw materials and work in process          491,000          439,000
                                             ------------     ------------
                                             $12,284,000      $12,077,000

4.    Property, plant and equipment:

      Property, plant and equipment at March 31, 1995 and September 30, 1994 consist of the following:
                                                 3/31/95         09/30/94
                                             ------------     ------------
      Land                                    $1,697,000       $1,697,000
      Building and improvements                2,199,000        2,199,000
      Furniture, fixtures and equipment        3,967,000        4,059,000
      Leasehold improvements                   2,524,000        2,265,000
                                             ------------     ------------
                                              10,387,000       10,220,000
      Less accumulated depreciation
       and amortization                        5,193,000        4,788,000
                                             ------------     ------------
                                              $5,194,000       $5,432,000

               CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED MARCH 31, 1995


5.    Long-Term Debt and Debt in Default:

      Long-Term Debt at March 31, 1995 and Debt in Default at
      September 30, 1994 consists of the following:
                                             Long-Term        Debt in
                                              Debt            Default
                                              3/31/95         09/30/94
                                             ------------     ------------
      Standard Chartered Debt:

        Term Loan A payable to bank, due in
        monthly principal and interest
        installments of $100,000 with final
        payment due December, 1999.  Loan
        bears interest at prime rate (which
        was 9% at March 31, 1995). Interest
        in excess of 8% is deferred and
        added to the outstanding balance of
        Term Loan B.                          $9,883,000             -

        Term Loan B payable to bank
        including deferred interest on Term
        Loan A due December, 1999.  Loan
        bears interest at prime rate, which
        was 9% at March 31, 1995.              1,891,000             -

        Term note payable to bank.                  -          11,865,000

        Term notes payable with a term of
        nine years and interest paid
        monthly at 8%.  Notes bear interest
        at prime rate (which was 9% at
        March 31, 1995) with any interest
        in excess of 8% (deferred interest)
        paid concurrently with final payment
        due December, 2003.                    2,500,000             -

        Deferred interest on Term Notes.           6,000             -

               CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     SIX MONTHS ENDED MARCH 31, 1995

5.    Long-Term Debt and Debt in Default: (continued)
                                             Long-Term        Debt in
                                             Debt             Default
                                             3/31/95          09/30/94
                                             ----------       ------------
     Chrysler Debt:

      Term Note due in quarterly principal
      payments of $125,000 commencing
      immediately following the retirement
      of the SCB Loans. Note bears interest
      at prime rate (which was 9% at
      March 31, 1995) and paid quarterly at
      8% with any excess interest deferred
      and paid concurrently with final
      principal payment.                       1,000,000             -

      1987 secured subordinated notes.              -           3,757,000

      1989 secured subordinated notes.              -           2,500,000

      Additional secured 1987 and 1989
       subordinated notes.                          -           1,173,000

      1992 secured subordinated note due
        September 2001                              -           2,500,000

     Real estate lease and related
      Industrial Revenue Bonds, due in
      quarterly installments of $40,000
      through 2004, interest at prime plus
      1% (10% at March 31, 1995 and 8.75%
      at September 30, 1994                    1,480,000        1,720,000

     Real estate mortgage note, due
      in monthly installments through
      November 2009, at a variable interest
      rate (8.97% at March 31, 1995 and
      6.63% at September 30, 1994)               217,000          221,000

     Real estate mortgage note, due
      in monthly installments through
      February 2002. Interest at 9.25%           384,000          401,000
                                             ------------     ------------
                                             $17,361,000      $24,137,000

     Less current maturities                     523,000             -
                                             ------------     ------------
     Long-term debt less current maturities  $16,838,000      $24,137,000

               CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    SIX MONTHS ENDED MARCH 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Results of Operation:

      Consolidated net sales were $4.3 million for the quarter ended
March 31, 1995 compared to $4.0 million for the comparable quarter a year ago. For the first six months of fiscal 1995 consolidated net sales were relatively flat. The increased sales for the quarter ending March 31, 1995 were primarily related to an increase in wholesale and printing revenues of approximately $250,000 over the comparable fiscal 1994 period. Total retail sales and same store sales for the three and six month periods ending
March 31, 1995 were approximately the same as fiscal 1994. For the six month period ending March 31, 1995, photography sales increased 36% over fiscal 1994. This was offset by an 18% decrease in animation sales for the same period.

      The consolidated gross profit margin increased 3.9 and .8 percentage points during the three and six month periods ending March 31, 1995 respectively. These increases can be attributed primarily to the increase in sales within the Company's limited edition graphics product line during the second quarter of the current fiscal year. Sales of this product line typically result in higher margins for the Company.

      Consolidated selling expenses increased $200,000 and $262,000 for the three and six months ending March 31, 1995. These increases are attributable to additional promotional and advertising expenses and higher levels of retail salaries and commissions. The Company operated 25 galleries (exclusive of joint venture galleries) as of March 31, 1995 and 24 galleries as of March 31, 1994.

      Consolidated administrative expenses decreased 29% and 17% for the three and six months ending March 31, 1995. This decrease is primarily attributable to certain settlements of existing liabilities made during the second quarter of fiscal 1995 for significantly less than their respective original amounts. These settlements resulted in approximately a $200,000 reduction of previously existing liabilities. This gain was partially offset by $105,000 in management fees incurred during fiscal 1995 compared to fiscal 1994.

      Consolidated interest expense for the quarter ended March 31, 1995 decreased $313,000 or 43% when compared to the comparable period a year ago. This decreased is due to the restructuring of the Company's debt as of December 13, 1994. For the six month period ending March 31, 1994, the Company incurred the default rate of interest on its term note and promissory notes. Since the restructuring, the Company's debt is based on the prime rate of interest.

                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                    THREE MONTHS ENDED DECEMBER 31, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

      During the second quarter of 1995, the Company recognized a $219,000 gain from the dissolution of a joint venture with Bulova Corporation. The Company also recognized approximately $70,000 of income relating to the dissolution of two 50% owned subsidiaries as well as earnings from continuing operations of the Company's 50% owned subsidiary in Kansas City, Missouri.

      During the second quarter of fiscal 1995, the Company sold the barter exchange which the Company began in fiscal 1992. This transaction resulted in a gain of $348,000 which is recorded on the Company's Statement of Operations as Gain on Sale of Discontinued Operations.

      Liquidity and Capital Resources:

      Consummation of the Company's Restructuring on December 13, 1994 provided the Company with additional working capital and reduced the Company's debt service burden. However, the Company remains highly leveraged. The ability of the Company to service its debt obligations is dependent upon increased net sales being generated. The Company continues to be subject to substantial indebtedness and approximately $1.9 million in principal and interest payments are due during the next twelve months. Although the Company believes that it will be able to generate sufficient cash flow to service its indebtedness during the remainder of fiscal 1995, if the Company is not able to satisfy these obligations, the Company will once again be in default under its loan agreements. There can be no assurances that sales will increase sufficiently to permit repayment of even the Company's decreased debt or that there will be increased demand for the Company's products.


                  PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     a. Exhibits

          None

     b. Reports on Form 8-K:

          None

SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            CIRCLE FINE ART CORPORATION
                                                 Registrant



       DATE: May 12, 1995                By:     Joseph R. Atkin
                                             Joseph R. Atkin
                                             Vice President and
                                             Chief Financial Officer


       DATE: May 12, 1995                By:     Brian Bettencourt
                                             Principal Accounting Officer