Form 10-Q/A
period 1995-03-31
CIRCLE FINE ART CORP
filed 1995-07-11
CIK 20356

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended March 31, 1995    Commission File No. 1-8653



                             CIRCLE FINE ART CORPORATION
             (Exact name of registrant as specified in its charter)


         DELAWARE                                     36-2855867
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

      303 E. Wacker Drive
         Suite 830
      Chicago, Illinois                                60601
  (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: 312-616-1300

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              Yes     X           No

As of April 30, 1995 there were approximately 9,165,870 shares of Common Stock, $.01 par value per share outstanding. The exact number cannot be accurately determined because of the effect of a one-for-three stock split effected on December 13, 1994 which rounded up all one-for-three fractional shares.

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