Form 10-Q
period 1995-06-30
CIRCLE FINE ART CORP
filed 1995-08-14
CIK 20356

SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, DC 20549


                                    FORM 10-Q
                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended June 30, 1995    Commission File No. 1-8653



                          CIRCLE FINE ART CORPORATION
              	(Exact name of registrant as specified in its charter)


              DELAWARE                          36-2855867
------------------------------------      -----------------------------------
  (State or other jurisdiction           (I.R.S. Employer Identification No.)
   of incorporation or organization)

         303 E. Wacker Drive
             Suite 830
          Chicago, Illinois                        60601
-----------------------------------------       -----------------------------
  (Address of principal executive offices        (Zip Code)

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

              Yes     X           No
                     ---                ---

As of July 31, 1995 there were approximately 9,165,870 shares of Common Stock, $.01 par value per share outstanding. The exact number cannot be accurately determined because of the effect of a one-for-three stock split effected on December 13, 1994 which rounded up all one-for-three fractional shares.

                             QUARTERLY REPORT ON FORM 10Q
                   CIRCLE FINE ART CORPORATION AND SUBSIDIARIES

                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements



                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                Three Months               Nine Months
                                Ended June 30             Ended June 30
                              1995         1994         1995         1994
                           (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                           ------------ ------------ ------------ ------------
Net Sales                    $5,384,000   $3,678,000  $15,071,000  $13,512,000

Cost of Sales                 2,516,000    2,135,000    7,060,000    6,739,000
                           ------------ ------------ ------------ ------------
Gross Profit                  2,868,000    1,543,000    8,011,000    6,773,000

Selling Expenses              3,130,000    2,796,000    8,816,000    8,319,000

General and Administrative
 Expenses                       676,000      641,000    1,723,000    1,908,000
                           ------------ ------------ ------------ ------------
Loss from Operations           (938,000)  (1,894,000)  (2,528,000)  (3,454,000)

Interest Expense                460,000      785,000    1,669,000    2,126,000

Gain (Loss) on Investment
 in Affiliates                    8,000      (33,000)     294,000      (67,000)
                           ------------ ------------ ------------ ------------
Net Loss Before Income
 Taxes, Discontinued
 Operations and Extra-
 ordinary Gain               (1,390,000)  (2,712,000)  (3,903,000)  (5,647,000)

Income Taxes                      -            -            -            -
                           ------------ ------------ ------------ ------------
Net Loss Before
 Discontinued Operations
 and Extraordinary Gain      (1,390,000)  (2,712,000)  (3,903,000)  (5,647,000)

Gain on Sale of
 Discontinued Operations          -            -          348,000        -

Loss from Operations of
 Discontinued Operations          -          (81,000)     (90,000)    (152,000)

Extraordinary Gain, net
 of applicable income
 taxes of $0                      -            -        4,441,000        -
                           ------------ ------------ ------------ ------------
Net Income/(Loss)           $(1,390,000)$(2,793,000)     $796,000  $(5,799,000)
                           ============ ============ ============ ============
Net Loss Per Common and
 Common Equivalent Share
 Before Discontinued
 Operations and Extra-
 ordinary Gain                    $(.15)     $(2.40)        $(.57)      $(5.00)

Net Gain Per Common and
 Common Equivalent Share
 on Sale of Discontinued
 Operations                       -           -               .05        -

Net Loss Per Common and
 Common Equivalent Share
 from Operations of
 Discontinued
 Operations                       -            (.07)         (.01)        (.13)

Net Income Per Common and
 Common Equivalent Share
 for Extraordinary Gain           -           -               .65       -

Net Income (Loss) Per
 Common and Common
 Equivalent Share                 $(.15)     $(2.47)         $.12       $(5.13)
                           ============ ============ ============ ============
Weighted Average Number of
 Common Shares Outstanding    9,290,577   1,130,092     6,878,844    1,130,092
                           ============ ============ ============ ============

            The accompanying notes are an integral part of this statement.



                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE SHEETS

                                         June 30, 1995      September 30, 1994
                                      ------------------    ------------------
                                          (Unaudited)
ASSETS

Current Assets:
  Cash                                         $220,000              $151,000
  Receivables, Net of Allowance
   for Doubtful Accounts of $23,000
   at June 30, 1995 and $175,000 at
   September 30, 1994                           138,000               668,000
  Barter Receivables, Net of
  Allowance for Doubtful Accounts of
  $25,000 at June 30, 1995 and
  $343,000 at September 30, 1994                 22,000               736,000
  Inventories                                12,000,000            12,077,000
  Other Current Assets                          454,000               743,000
                                      ------------------    ------------------
   Total Current Assets                      12,834,000            14,375,000

Investment in Art                             4,101,000             4,101,000
Property, Plant and Equipment, Net            4,993,000             5,432,000
Other Assets                                    835,000               321,000
                                      ------------------    ------------------
                                            $22,763,000           $24,229,000
                                      ==================    ==================

LIABILITIES AND SHAREHOLDERS'
 EQUITY (DEFICIT)

Current Liabilities:
  Current Maturities of Long-Term Debt           -                     -
  Accounts Payable                            4,716,000             4,535,000
  Barter Payable                                175,000             1,057,000
  Accrued Expenses:
    Interest                                    209,000             3,890,000
    Compensation                                473,000               714,000
    Taxes, other then payroll                   247,000               387,000
    Other                                       682,000             1,192,000
  Customer Deposits and Credits                 571,000               488,000
  Notes Payable                                  -                  1,100,000
  Debt in Default                            17,302,000            24,137,000
                                      ------------------    ------------------
   Total Current Liabilities                 24,375,000            37,500,000
                                      ------------------    ------------------
Long-Term Debt                                   -                     -
                                      ------------------    ------------------
Shareholders' Equity (Deficit):
 Preferred Stock, $.01 par value;
  authorized 100,000 shares; 4,000
  shares issued and outstanding.                 -                     -
 Common Stock, $.01 par value;
  authorized 15,000,000 shares;
  9,165,870 shares issued and
  outstanding at June 30, 1995:
  $.10 par value; authorized
  5,000,000 shares; 1,133,425 shares
  issued and outstanding at
  September 30, 1994.                            91,000               340,000
 Additional Paid-In Capital                  14,934,000             3,822,000
 Accumulated Deficit                        (16,527,000)          (17,323,000)
                                      ------------------    ------------------
                                             (1,502,000)          (13,161,000)
 Less 6,667 shares of Treasury
  Stock at Cost                                (110,000)             (110,000)
                                      ------------------    ------------------
Total Shareholders' Equity (Deficit)         (1,612,000)          (13,271,000)
                                      ------------------    ------------------
                                            $22,763,000           $24,229,000
                                      ==================    ==================

         The accompanying notes are an integral part of this statement.



                CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    YEARS ENDED JUNE 30, 1995 AND 1994

                                             1995                  1994
                                      ------------------    ------------------
OPERATING ACTIVITIES:
 Net Gain (loss)                               $796,000           $(5,799,000)

 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:

  Depreciation and amortization                 708,000               858,000
  Increase in Term Notes due
   to non-cash interest                          65,000                -
  Gain on Sale of Discontinued
   Operations                                  (348,000)               -
  (Gain)/Loss on investment
   in affiliates                                (87,000)               66,000
  Loss on write off of leasehold
   improvements on closed galleries              27,000                80,000
  Extraordinary gain                         (4,441,000)               -
  Other                                        (436,000)               15,000
 Change in operating assets
  and liabilities:
  Receivables                                 1,719,000               444,000
  Inventories                                    77,000               681,000
  Other current assets                           95,000                26,000
  Accounts payable, accrued
   compensation and accrued expenses           (800,000)            3,053,000
  Prepaid expenses & artist advances            194,000                     0
  Customer deposits and credits                  84,000               205,000
                                      ------------------    ------------------

  Total adjustments                          (3,143,000)            5,428,000
                                      ------------------    ------------------
  Net cash (used) in operating
   activities                                (2,347,000)             (371,000)
                                      ------------------    ------------------

INVESTING ACTIVITIES:
  Capital expenditures                         (408,000)             (119,000)
                                      ------------------    ------------------

 Net cash used in investing activities         (408,000)             (119,000)
                                      ------------------    ------------------

FINANCING ACTIVITIES:
 Repayment of long term debt                   (509,000)              (26,000)
 Proceeds from issuance of new loans          2,500,000               500,000
 Net proceeds from issuance of
  new stock                                   1,933,000                -
 Payment of bridge loans                     (1,100,000)               -
                                      ------------------    ------------------

 Net cash provided by
  financing activities                        2,824,000               474,000
                                      ------------------    ------------------

 Net increase (decrease) in cash                 69,000               (16,000)
 Cash at beginning of period                    151,000               551,000
                                      ------------------    ------------------

 Cash at end of period                         $220,000              $535,000
                                      ==================    ==================
 Supplemental disclosures of cash
  flow information:

 Cash paid during the year for:
  Interest                                     $700,000               $36,000
  Income Taxes                                   -                     -

 Supplemental disclosures of non-cash
  investing and financing activities:
  Conversion of debt to equity               $4,930,000                -
  Issuance of preferred stock upon
   conversion of long-term debt              $4,000,000                -

    The accompanying notes are an integral part of this statement.


                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          NINE MONTHS ENDED JUNE 30, 1995

1.Summary of significant accounting policies:

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

  The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has not made certain scheduled principal and interest payments and, therefore, the Company's ability to continue as a going concern is dependent upon its lenders and noteholders not enforcing their demand for immediate payment of debt currently in default and other matters and its ability to successfully restructure its existing debt agreements and increase its cash flows (see note 5).

  If the Company cannot successfully restructure its existing debt agreements, it may find it necessary to undertake other actions as may be appropriate. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result in the event such actions become necessary.

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

                CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                       NINE MONTHS ENDED JUNE 30, 1995


1.Summary of significant accounting policies (continued):

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

  Barter Transactions:

  The Company sells some of its inventories through barter transactions with certain of the Company's suppliers of goods and services, as well as through barter exchange organizations. These transactions are recorded based on the fair value of the goods or services involved. Receivables from unsettled barter transactions at June 30, 1995 and September 30, 1994 were $22,000 and $736,000, respectively. Payables from unsettled barter transactions at June 30, 1995 and September 30, 1994 were $175,000 and $1,057,000 respectively.

2.Nature of Activities:

  The Company sells fine art, jewelry and related products at retail through art galleries. The Company operates one of the largest groups of fine art galleries specializing in high priced limited edition fine art in the United States. The Company also sells fine art to other retail art galleries on a wholesale basis.

3.Inventories:


  Inventories at June 30, 1995 and September 30, 1994 consist of the following:
                                            06/30/95            09/30/94
                                         --------------      --------------

Merchandise for sale                       $11,513,000         $11,638,000
Raw materials and work in process              487,000             439,000
                                         --------------      --------------
                                           $12,000,000         $12,077,000
                                         ==============      ==============


                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      NINE MONTHS ENDED JUNE 30, 1995


4.Property, plant and equipment:


  Property, plant and equipment at June 30, 1995 and September 30, 1994 consist of the following:
                                            06/30/95            09/30/94
                                         --------------      --------------
Land                                        $1,697,000          $1,697,000
Building and improvements                    2,199,000           2,199,000
Furniture, fixtures and equipment            3,999,000           4,059,000
Leasehold improvements                       2,440,000           2,265,000
                                         --------------      --------------
                                            10,335,000          10,220,000
Less accumulated depreciation
 and amortization                            5,342,000           4,788,000
                                         --------------      --------------
                                            $4,993,000          $5,432,000
                                         ==============      ==============


5.Debt in Default:

  Commencing in June 1995, the Company failed to make its scheduled month-end $100,000 payment related to its amended and restated credit agreement with Standard Chartered Bank. As a result of this non-payment and the violation of certain financial covenants, the Company is subject to a declaration of default by Standard Chartered Bank related to its credit agreement with the Bank, the imposition of a $2,560,000 penalty fee, and the imposition of the default rate of interest (prime + 6%). As of August 13, 1995, none of the above have been imposed by Standard Chartered Bank.

  The Company is holding discussions on a weekly basis with the Bank regarding these matters, and, at the Bank's request, will be submitting a detailed "turn-around and restructuring plan" for the Bank's consideration by August 31, 1995.

  The Company has not made its scheduled interest payment for June, July or August 1995 related to its real estate lease payable and the related Industrial Revenue Bond. In addition, the Company did not make its scheduled quarterly $40,000 principal reduction payment due July 1, 1995. As a result of these non payments and the violation of certain other covenants, the Company is subject to a declaration of default by this lender, although no such default has been declared as of August 11, 1995. The Company has had various discussions with this lender regarding these matters.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                          NINE MONTHS ENDED JUNE 30, 1995



5.Debt in Default (continued):

  The Company did not make its scheduled quarterly $20,000 interest payment due June 30, 1995 related to the Company's $1,000,000 subordinate promissory note with Chrysler Capital Corporation. As a result of this non payment, the violation of certain financial covenants and the cross default provisions contained in the related Securities Purchase Agreement, the Company is subject to a declaration of default and the imposition of the default interest rate (prime + 6%) by its subordinated lender. As of August 11, 1995, no such default has been declared. The Company has had various discussions with this lender regarding these matters.

  The Company failed to make its scheduled interest payment related to its term notes payable on June 30, 1995 and on July 31, 1995.

  In addition, the Company is in arrears on its monthly payments related to both of its real estate mortgage notes.

  The above mentioned non payments and violations of debt covenants have caused debt aggregating $17,302,000 to be presented as debt in default in the accompanying Consolidated Balance Sheet as of June 30, 1995.


  Debt in Default at June 30, 1995 and September 30, 1994 consists of the following:

                                            Debt in             Debt in
                                            Default             Default
                                            06/30/95            09/30/94
                                         --------------      --------------
Standard Chartered Debt:
------------------------

 Term Loan A payable to bank, due in
  monthly principal and interest
  installments of $100,000 with final
  payment due December, 1999. Loan bears
  interest at prime rate (which was 9%
  at June 30, 1995). Interest in excess
  of 8% is deferred and added to the
  outstanding balance of Term Loan B.       $9,819,000              -

 Term Loan B payable to bank including
  deferred interest on Term Loan A due
  December, 1999.  Loan bears interest
  at prime rate, which was 9% at
  June 30, 1995.                             1,918,000              -

  Term note payable to bank.                    -               11,865,000


                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      NINE MONTHS ENDED JUNE 30, 1995

5.Long-Term Debt and Debt in Default: (continued)


                                            Debt in             Debt in
                                            Default             Default
                                            06/30/95            09/30/94
                                         --------------      --------------
 Term notes payable with a term of nine
  years and interest paid monthly at 8%.
  Notes bear interest at prime rate
  (which was 9% at June 30, 1995) with
  any interest in excess of 8% (deferred
  interest) paid concurrently with final
  payment due December, 2003.                2,500,000              -

 Deferred interest on Term Notes.               12,000              -

 Chrysler Debt:
---------------

 Term Note due in quarterly principal
  payments of $125,000 commencing
  immediately following the retirement
  of the SCB Loans.  Note bears interest
  at prime rate (which was 9% at
  June 30, 1995) and paid quarterly at
  8% with any excess interest deferred
  and paid concurrently with final
  principal payment.                         1,000,000              -

 1987 secured subordinated notes.               -                3,757,000

 1989 secured subordinated notes.               -                2,500,000

 Additional secured 1987 and 1989
  subordinated notes.                           -                1,173,000

 1992 secured subordinated note due
  September 2001                                -                2,500,000

 Real estate lease and related Industrial
  Revenue Bonds, due in quarterly
  installments of $40,000 through 2004,
  interest at prime plus 1% (10% at
  June 30, 1995 and 8.75% at
  September 30, 1994                         1,460,000           1,720,000

 Real estate mortgage note, due in
  monthly installments through November
  2009, at a variable interest rate
  (8.97% at June 30, 1995 and 6.63% at
  September 30, 1994)                          217,000             221,000

 Real estate mortgage note, due in
  monthly installments through February
  2002. Interest at 9.25%                      376,000             401,000
                                         --------------      --------------
                                           $17,302,000         $24,137,000
                                         ==============      ==============


                CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED JUNE 30, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

  Results of Operation:

  Consolidated net sales were $5.4 million for the quarter ended June 30, 1995 compared to $3.7 million for the comparable quarter a year ago. For the first nine months of fiscal 1995 consolidated net sales increased 11.5% over 1994 sales. The increase in sales for the quarter ending June 30, 1995 was primarily related to sales resulting from two Peter Max exhibitions the Company held during the quarter. These two exhibitions attributed $564,000 or 13% of the Company's retail sales for the three months ending
  June 30, 1995. Sales of limited editions graphics and animation both increased by approximately 55% for the quarter ended June 30, however, a 30% decline in photography sales offset these increases. The increase in sales for the nine month period ending June 30, 1995 is directly related to the sales activity discussed above for the quarter ending period June 30, 1995.

  The consolidated gross profit margin increased 11.3 and 3.0 percentage points during the three and nine month periods ending June 30, 1995 respectively. These increases can be attributed to inventory reserves being established during the quarter ending June 30, 1994. Exclusive of the June 1994 inventory reserve adjustment, gross profit margins have remained relatively consistent in fiscal 1995 when compared to the same periods of 1994.

  Consolidated selling expenses increased $334,000 and $497,000 for the three and nine months ending June 30, 1995. These increases are attributable to additional promotional and advertising expenses and higher levels of retail salaries and commissions.

  Consolidated administrative expenses increased 5.5% for the three month period ending June 30, 1995. During the nine month period ending
  June 30, 1995, administrative expenses decreased 9.7%. The increase for the three month ending period is attributed primarily to the Winbrook management fees of $30,000 per month as well as increased legal expenses. Exclusive of the Winbrook management fees, administrative expenses have decreased 8.0% and 19.7% for the three and nine month periods ending June 30, 1995.

  Consolidated interest expense for the three and nine month periods ending June 30, 1995 has decreased 41.4% and 21.5%, respectively, when compared to the same periods of 1994. These decreases are due to the restructuring of the Company's debt as of December 13, 1994. For the nine month period ending June 30, 1994, the Company was accruing interest at the default rate of interest on its term note and promissory notes. No default rate of interest has been reflected in interest expense for the nine months ending
  June 30, 1995.

                CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     NINE MONTHS ENDED JUNE 30, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

  During 1995, the Company recognized a $219,000 gain from the dissolution of a joint venture with Bulova Corporation. The Company also recognized approximately $70,000 of income relating to the dissolution of two 50% owned subsidiaries as well as earnings from continuing operations of the Company's 50% owned subsidiary in Kansas City, Missouri.

  During fiscal 1995, the Company sold the barter exchange which the Company began in fiscal 1992. This transaction resulted in a gain of $348,000 which is recorded on the Company's Statement of Operations as Gain on Sale of Discontinued Operations.

  The Company recognized an extraordinary gain of $4,441,000 due to forgiveness of accrued interest from the restructuring in December 1994.

  Liquidity and Capital Resources:

  Commencing in June 1995, the Company failed to make its scheduled month-end $100,000 payment under its Amended and Restated Credit Agreement with Standard Chartered Bank. As a result of this non-payment and the violation of certain financial covenants, the Company is subject to a declaration of default by Standard Chartered Bank related to its credit agreement with the Bank, the imposition of a $2,560,000 penalty fee, and the imposition of the default rate of interest (prime + 6%). As of August 11, 1995, none of the above have been imposed by Standard Chartered Bank.

  The Company is holding discussions on a weekly basis with the Bank regarding these matters, and, at the Bank's request, will be submitting a detailed "turn-around and restructuring plan" for the Bank's consideration by August 31, 1995.

  The Company did not make its scheduled interest payment for June, July or August 1995 related to its real estate lease payable and the related Industrial Revenue Bond. In addition, the Company did not make its scheduled quarterly $40,000 principal reduction payment due July 1, 1995. As a result of these non payments and the violation of certain financial covenants, the Company is subject to a declaration of default by this lender, although no such default has been declared as of August 11, 1995. The Company has had various discussions with this lender regarding these matters.

                   CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                        NINE MONTHS ENDED JUNE 30, 1994


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

  The Company did not make its scheduled quarterly $20,000 interest payment due June 30, 1995 related to the Company's $1,000,000 subordinate promissory note with Chrysler Capital Corporation. As a result of this non payment, the violation of certain financial covenants and the cross default provisions contained in the related Securities Purchase Agreement, the Company is subject to a declaration of default and the imposition of the default interest rate (prime + 6%) by its subordinated lender. As of August 11, 1995, no such default has been declared. The Company has had various discussions with this lender regarding these matters.

  The Company failed to make its scheduled interest payment related to its term notes payable on June 30, 1995 and on July 31, 1995.

  In addition, the Company is in arrears on its monthly payments related to both of its real estate mortgage notes.

  The above mentioned non payments and violations of debt covenants have caused debt aggregating $17,302,000 to be presented as debt in default in the accompanying Consolidated Balance Sheet as of June 30, 1995. The Company is currently negotiating with its lenders regarding its debt agreements, but to date, the Company has been given no assurances from its lenders that a favorable outcome will occur.

  The Company's financial condition and prospects depends upon its ability to generate sufficient sales revenue to meet cash flow requirements and to reduce and maintain operating expenses at their lowest acceptable levels. The Company is continuing its efforts to lower operating expenses through staff reduction, reduction of discretionary spending and is closing certain marginal gallery locations. The Company also has and will continue to limit major capital expenditures and reduce inventory levels in order to provide funds for operations and debt reduction. The lack of operating cash, however, sometimes causes the Company to incur unnecessary expenses, such as late fees, penalties, and interest charges, with respect to normal operating expenses.

  If the Company does not successfully restructure its debt agreements and does not obtain additional financing and if sales decline, it may need to obtain other external sources of liquidity, which have not been identified. If no such sources are available, the Company will be unable to meet its existing obligations and the Company may find it necessary to undertake other actions as may be appropriate.

                          PART II - OTHER INFORMATION


Item 3. Default Upon Senior Securities

Refer to Part I, Item 2 for a complete discussion of this matter.

Item 6. Exhibits and Reports on Form 8-K

 a. Exhibits

    None

 b. Reports on Form 8-K:

    On July 6, 1995, the Company filed a current report on Form 8-K reporting the resignation and replacement of the Company's President and CEO.
    The 8-K also reported the resignation of two Board Directors.



  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CIRCLE FINE ART CORPORATION
                                   ---------------------------
                                        Registrant



DATE: August 11, 1995           By:       Joseph R. Atkin
                                    -------------------------------
                                    Joseph R. Atkin
                                    Vice President and
                                    Chief Financial Officer


DATE: August 11, 1995           By:       Brian Bettencourt
                                    -------------------------------
                                    Principal Accounting Officer