Form 10-K
period 1995-09-30
CIRCLE FINE ART CORP
filed 1995-12-29
CIK 20356

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                  FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended SEPTEMBER 30, 1995
                          Commission File No. 1-8653
                          CIRCLE FINE ART CORPORATION
             (Exact name of registrant as specified in its charter)

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

Securities registered pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
       Title of Each Class                       on Which Registered
       -------------------                       ----------------------
        None                                     None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock ($.01 par value)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes     X            No
               ------              ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

The aggregate market value of the shares of common stock held by nonaffiliates based on the last sale price of such shares as reported by OTC Bulletin Board on December 20, 1995 was approximately $286,000.

As of December 20, 1995 there were approximately 9,165,870 shares of Common Stock, $.01 par value per share, outstanding. The exact number cannot be accurately determined because of the effect of a one-for-three reverse stock split effected on December 13, 1994 which rounded up all one-for-three fractional shares.

PART I

Item 1. Business
------- --------

   Circle Fine Art Corporation (the "Company") was incorporated in Delaware on October 19, 1975. The Company sells fine art, jewelry and related products at retail through 24 galleries. The Company operates one of the largest groups of fine art galleries specializing in high priced limited edition fine art in the United States. The Company also sells fine art to other retail art galleries on a wholesale basis. The Company conducts substantially all of its business through its wholly-owned subsidiary Circle Fine Art Corporation of Illinois ("Circle-Illinois") and subsidiaries of Circle-Illinois. Except as otherwise used herein, the term the Company refers to Circle Fine Art Corporation, Circle-Illinois and the subsidiaries of Circle-Illinois. References herein to fiscal years are to the year ended on September 30 of such year.

   Ongoing Financial Difficulties

   Since 1990, the Company has suffered recurring losses from operations and continues to have a net capital deficiency. As a result of its losses, since June 1995 the Company has not made scheduled principal and interest payments, has failed to comply with various loan covenants, and has deferred real estate lease and rental payments. The Company has been able to continue to operate through the date hereof only by failing to make such required debt service payments, reducing and not replacing inventory, and postponing the payments due its artists, landlords and other vendors. The Company has been unable to purchase sufficient amounts of new inventory which has further adversely affected the Company's net sales. If the Company fails to significantly increase its net sales, it may find it necessary to undertake other actions as may be appropriate including, without limitation, further curtailments of its business operations and/or further debt restructuring. (See "Management's Discussion and Analysis of Financial Condition and Result sof Operations.")

   Beginning in 1990, the business of selling fine art at retail suffered disproportionately from a general economy-wide recession with the decline in the art market being characterized as the largest decline in over 50 years. During this period, retail sales of fine art dropped significantly throughout the industry and many galleries of the Company and its competitors were closed. Although the recession ended in 1993 and the art market in general has recovered to some extent, the effects of the recession left the Company unable to service the interest and principal payments on its indebtedness and to purchase sufficient amounts of new inventory to adequately stock its galleries and market its products to take advantage of the recovery. Since 1992, the Company's management has been focused on downsizing the Company's business and restructuring the indebtedness of the Company to best assure its survival and to maintain the Company as a going concern.

   In fiscal 1992, the Company's sales decreased to $25.7 million from $35.6 million in fiscal 1991, a decrease of approximately $9.9 million, or 28%. In addition, the Company's losses increased from approximately $3.6 million in fiscal 1991 to approximately $6.4 million in fiscal 1992, resulting in a significant cash deficiency. As a result, the Company failed to make its scheduled interest or principal payments to two of its principal lenders, Chrysler Capital Corporation ("Chrysler") and Standard Chartered Bank ("SCB"). In August 1992, a $500,000 new cash investment was made in the Company and the terms of the Company's indebtedness were modified.

   In fiscal 1993, the Company's net sales decreased by $2.9 million from fiscal 1992 to $22.6 million. Sales decreased from the prior year throughout all of the Company's distribution channels and in all geographical areas of the United States. During fiscal 1993, the Company closed ten retail galleries which contributed heavily to the reduction in sales volume. The decline in sales affected all of the Company's key product lines other than photography. In addition to closing unprofitable galleries, the Company significantly reduced the number of personnel at the administrative, retail and production levels, and reduced expenses in all categories. Despite these efforts and the 1992 Restructuring, the continued decline in sales resulted in the Company defaulting once again under its indebtedness to Chrysler and SCB in April 1993.

   Net sales for fiscal 1994, were $18.8 million, a decline of approximately $3.8 million or 16% from the corresponding period of the prior year. During fiscal 1994, the Company closed four retail galleries and continued its efforts to reduce the number of personnel and its expenses on a day-to-day basis. During this period, the Company was able to continue to operate by failing to make required interest and principal payments on its indebtedness, reducing and not replacing inventory, and increasing the age of payables.
Net sales during this period were adversely affected as the Company was unable to purchase or manufacture adequate quantities of new inventory, especially jewelry and animation art.

   Restructuring

   On December 13, 1994, an investment of $5 million (the "New Investment") was made in the Company by an investor group led by The Winbrook Group, Ltd. ("Winbrook") and Winbrook assumed control of the Company with the principals of Winbrook constituting a majority of the Board of Directors of the Company and Winbrook providing the services of Louis Yaseen as President and Chief Executive Officer of the Company. In connection with the foregoing, (i) SCB forgave $2.61 million of accrued interest, penalties and fees, and the maturity of the remaining principal amount of $11.86 million in indebtedness was extended until 1999 with interest and principal payments on such indebtedness being reduced to an aggregate of $100,000 per month, and (ii) Chrysler contributed $6.73 million of its indebtedness and accrued interest to the capital of the Company, and exchanged $4 million of its indebtedness for newly-issued senior preferred stock of the Company, retaining a $1 million note (the "New Chrysler Loan") due upon repayment in full of the outstanding indebtedness to SCB. The New Investment was made in consideration of units consisting of an aggregate of 8,039,111 shares of common stock of the Company ("Common Stock") and $2.5 million of secured subordinated notes issued by Circle-Illinois (the "Investor Notes"), pursuant to a Note and Common Stock Purchase Agreement (the "Purchase Agreement"), and was used to repay bridge loans made by the Winbrook-led investors, purchase new inventory, pay certain past due payroll, sales and other taxes, mortgage and lease payments, and other payables to artists and other suppliers, and pay the legal, professional and other fees of the Company and the other parties to the Restructuring, and for general working capital purposes. The foregoing transactions are hereinafter referred to as the "Restructuring". As part of the Restructuring, the Restated Certificate of Incorporation of the Company was amended to increase the number of authorized shares of Common Stock to 15,000,000, reduce the number of shares of Preferred Stock to 100,000 and the par value of all capital stock of the Company to $.01 per share and to effect a one-for-three reverse stock split (the "Reverse Stock Split"). Except as otherwise indicated all share amounts and per share prices are presented herein after giving effect to the Reverse Stock Split.

   Current Financial Difficulties

   Net sales for fiscal 1995 were $20.4 million, an increase of approximately $1.6 million or 8% increase from fiscal 1994. These sales increases were accomplished in part by reducing the pricing at the retail level on many of the Company-owned product lines. In addition, the Company sold through its retail galleries an increased amount of art works consigned to the Company. These sales resulted in typically lower gross margins than the sale of the Company's own publications. Also, the Company actively sold certain of its owned inventory to both individuals and other art dealers at significant pricing discounts. During fiscal 1995, the Company closed an additional three retail galleries and continued its efforts to reduce the number of personnel and its expenses on a day-to-day basis. In February 1995, the Company sold its subsidiary Art of Barter, Inc.'s assets in consideration of $348,000 which was paid by the assumption of indebtedness. Despite these efforts and the Restructuring, the Company defaulted again in June 1995 under its new Chrysler Loan, SCB Loan, as well as its Investor Notes (see complete discussion under Liquidity and Capital Resources). In order to continue to reduce expenses and personnel, the Company has plans during the first four months of fiscal 1996 to close an additional three retail locations (see complete discussion under Item 2 Properties).

   Merchandise

   Approximately 55%, 53% and 59% of the dollar volume of the art sold by the Company in fiscal 1995, 1994 and 1993 respectively, consisted of signed and numbered, limited edition fine art graphics, including original lithographs, etchings, and serigraphs, and fine art multiples (three-dimensional works of art and jewelry in limited editions, designed and signed by the artist and fabricated by him, or to his specifications). Approximately 15%, 17% and 19% of the dollar volume of the art sold by the Company in fiscal 1995, 1994 and 1993 respectively consisted of animation art and approximately 9%, 11% and 4% in dollar volume of the art sold by the Company in fiscal 1995, 1994, and 1993 respectively consisted of limited edition photography. The balance of art sold by the Company consisted of paintings, drawings, sculptures and other unique works created by artists. The Company believes that it is one of the largest publishers of, and dealers in, contemporary original graphics and fine art multiples and retailers of animation art in the United States.

   The Company publishes its own editions of graphics and multiples that it commissions artists to create for a fee. The Company also distributes editions of graphics published by others. Other than animation art, approximately 76%, 90% and 81% of the graphics and multiples sold during fiscal 1995, 1994 and 1993 respectively by the Company were its own publications. The Company from time to time also publishes fine art posters and art books which are sold principally in its own retail galleries and through its wholesale distribution system. These publishing activities, however, have been significantly curtailed since fiscal 1992.

   Unique works of original art, including paintings, sculptures and drawings are either purchased outright directly from artists or consigned by artists and other dealers and then offered for sale in the Company's art galleries. The Company operates an artists' workshop in New York City ("The American Atelier") where original graphics are created by artists and printed by The American Atelier and a fine art jewelry atelier in Scottsdale, Arizona, which coordinates the production and manufacture of its line of "Art to Wear" and "Toons To Wear" jewelry. The Company also operates a frame factory in Pomona, California and a frame design facility in New York City.

   Artists and Art Suppliers

   The Company is dependent upon the artists who supply it with original artwork and graphics and other art suppliers who provide the Company with limited edition photography and animation art. A substantial portion of the Company's net sales are generated from a limited number of artists and art suppliers. The Company's principal artists and art suppliers include Erte, Time-LIFE, Vasarely and Walt Disney, the combined sales of whose artwork generated approximately 35%, 47% and 46% of the Company's net sales in fiscal 1995, 1994 and 1993 respectively. Net sales of works of art of Erte and Vasarely accounted for 16% and 4%, respectively of the Company's net sales in fiscal 1995, 21% and 8% respectively of the Company's net sales in fiscal 1994 and 22% and 11% respectively of the Company's net sales in fiscal 1993. Net sales of limited edition photography provided by Time-LIFE accounted for 8%, 11% and 4% of the Company's net sales in fiscal 1995, 1994 and 1993 respectively and net sales of animation art provided by Walt Disney comprised 6%, 7% and 9% of the Company's net sales in fiscal 1995, 1994 and 1993 respectively. In fiscal 1995, the Company sold approximately $1.0 million of works of art by the artist Peter Max. The remainder of the Company's net sales are generated from approximately 200 other artists and animation art suppliers. In the normal course of the Company's business, some of these artists change their affiliations.

   The Company's arrangements with its artists and suppliers generally are governed by licenses and other agreements, many of which are oral or have expired by their terms. The Company has financed operations, in part, by postponing payment of amounts due its artists and suppliers and many of the Company's suppliers will not provide goods to the Company unless payment has been received prior to shipment. As of September 30, 1995, payments of an aggregate of approximately $1.4 million due and owing the Company's artists and suppliers were past due. As of December 20, 1995, the amount due and owning to the Company's artists and suppliers was approximatley $1,532,000. For failure to make payments when due, the Company has been and continues to be in default under most of its agreements with its artists and suppliers. Consequently, the Company has been unable to purchase sufficient amounts of new inventory nor replace fast selling inventory, and has resultingly reduced its inventory levels in fiscal 1995 by approximately $1,500,000. Since 1994, the Company has been engaged in litigation with Vasarely regarding the sale of artwork that he produced. See Legal Proceedings.

   Marketing

   The Company markets its products in its galleries by providing a wide selection of products across multiple price ranges utilizing a commission sales force. The Company's marketing efforts in its galleries focuses primarily on gallery shows. Gallery shows offer the Company's own inventory of the artist plus art held on consignment. Each of the Company's galleries typically hosts two to four shows each year.

   Competition

   The distribution and sale of art at both the retail and wholesale level are highly competitive. There are a substantial number of art galleries, publishers, and art dealers which compete in every aspect of the Company's business. Most of the galleries that compete with the Company consist of single or small group galleries which are individually owned. The Company also competes with mail-order houses, auction houses, and other retailers who sell both original art and art reproductions. Competition in the art market is based, in large part, on service and price, on trends in collector taste, and on the ability to obtain the works of artists whose popularity is high or increasing.

   Employees

   As of September 30, 1995, the Company employed 222 persons, of which 129 were employed in the galleries, 60 were employed in the Company's framing and production facilities and 33 were employed at the Company's executive offices in Chicago, Illinois. Of the total Company employees, approximately 206 were full time and 16 were part-time. The Company's sales personnel in the galleries are compensated on a commission basis. None of the Company's employees are represented by a labor union. Despite the Company's financial difficulties, the Company believes that its relationship with its employees is good. Subsequent to September 30, 1995 through the date of this document, there have not been any material changes in the duties of nor number of employees of the Company. However, approximately 20 employees, primarily commissioned sales persons will be terminated in connection with store closings planned during fiscal 1996.

   Joint Ventures

   In an effort to expand net sales while minimizing capital outlays, the Company entered into joint ventures with third parties who would provide the investment to open new galleries. In this manner eight new galleries were opened over a three-year period. The joint ventures established by the Company generally were not successful and the administration and accounting requirements of the joint ventures resulted in the Company incurring additional expenses. The galleries opened by these joint ventures in Beverly Hills, California; Englewood, New Jersey; and Bal Harbour, Florida are no longer operating. The galleries opened by joint ventures in Atlanta, Georgia, Atlantic City, New Jersey and Chicago, Illinois are now owned and operated solely by the Company. Of the seven joint ventures that were at one time in existence, five have now been terminated. The remaining two joint ventures consist of gallery locations in Kansas City, Missouri and Troy, Michigan. The location in Kansas City, Missouri continues to operate. The location in Troy, Michigan was closed in December 1995. See Item 3. Legal Proceedings regarding this location. The Company does not expect to enter into any new joint ventures in the future.

Item 2. Properties
------- ----------

   The Company currently operates 24 art galleries in 12 states and the province of Ontario. The Company's galleries are located in upscale malls, specialty retail centers and prime shopping areas. All of the Company's galleries are located in leased premises and are operated under leases which generally obligate the Company to make fixed rental payments plus in certain cases additional rental payments based upon a percentage of gallery revenue above a stated level. The following table sets forth the location, the square footage and lease expiration date for each of the galleries operated by the Company on December 1, 1995.


                                              Square            Lease
State                     Location             Feet         Expiration Date
------------------------  ------------------ --------- -----------------------
California                140 Maiden Lane        4,300      April 30, 2002
                          San Francisco

                          Ghiradelli Square
                          San Francisco         14,760      December 31, 1995

                          Disneyland Hotel
                          Anaheim                  800   May 31, 1997, with 10
                                                          year renewal option

                          South Coast Plaza
                          Costa Mesa             2,397     January 31, 1996

                          Old Town               3,675  January 31, 1999, with
                          San Diego                     5 year renewal option


                                              Square            Lease
State                     Location             Feet         Expiration Date
------------------------  ------------------ --------- -----------------------

Colorado                  Cherry Creek
                          Denver                11,000       March 1, 1998

Florida                   Worth Avenue
                          Palm Beach             2,000    September 30, 1996

                          Bal Harbour Shops
                          Bal Harbour            1,500      August 14, 1999

Georgia                   Lenox Square
                          Atlanta                3,500       July 31, 2000

Illinois                  520 North Michigan
                           Avenue
                          Chicago                1,344     October 31, 1998

                          540 North Michigan
                           Avenue
                          Chicago                3,320      August 31, 1996

                          Northbrook Court
                          Northbrook             1,763     December 31, 1996

Louisiana                 316 Royal Street
                          New Orleans            2,500       June 30, 1996

                          532 Royal Street
                          New Orleans            2,500     December 31, 1999

Michigan                  Somerset Mall
                          Troy                   1,994     September 13, 2001

Missouri                  Country Club Plaza
                          Kansas City            1,090      October 31, 1998

Nevada                    Ceasar's Forum
                          Las Vegas              2,279      December 31, 1996

New Jersey                Woodbridge Center
                          Woodbridge             2,684      November 18, 1996

                          Bally's Park Place
                           Casino
                          Atlantic City          5,310         March 31, 1996



                                              Square            Lease
State                     Location             Feet         Expiration Date
------------------------  ------------------ --------- -----------------------

New York                  780 Seventh Avenue
                          New York               1,800        March 1, 2000

                          Soho
                          New York               7,875        April 1, 1998

                          Trump Tower
                          New York                 556      December 31, 2002

Ontario                   33 Hazelton Avenue
                          Toronto                3,078       December 4, 2000

Virginia                  Tysons Galleria
                          1705 M International
                           Drive
                          McLean                 2,513       January 31, 1996


   Many of the Company's leases are due to expire in fiscal 1996. Management has reviewed the operations and other factors regarding each location. Plans are in progress as follows with regard to each of the following specific locations:

A. Ghirardelli Square - San Francisco, California

   This lease expires on December 31, 1995 and the Company will terminate operations at this location on that date.

B. South Coast Plaza - Costa Mesa, California

   This lease expires on January 31, 1996 and will not be renewed.

C. Worth Avenue - Palm Beach, Florida

   This lease expires on September 30, 1996 and will not be renewed.

D. 540 N. Michigan Avenue - Chicago, Illinois

   This lease expires on August 31, 1996. The Company plans to renew the lease.

E. 316 Royal Street - New Orleans, Louisiana

   This lease expires on June 30, 1996. Although the location has been released to another retailer in a non-related industry, the Company plans to relocate this location in the same general area.

F. Bally's Park Place Casino - Atlantic City, New Jersey

   The Company plans to renew this lease and continue operations at this location.

G. Tysons Galleria - McLean, Virginia

   This lease expires on January 31, 1996. The Company plans to vacate this location on that date.

   The Company considers all of its continuing gallery leases important to the continued viability of the Company.

   During the past three fiscal years, the Company has been unable to pay its obligations, including certain lease payments, when due and as of September 30, 1995 was in arrears under 10 of the leases described above. As a result of such late payments and other violations caused by the Company's financial difficulties, the Company is in violation under most of its leases and such leases could be terminated under the terms of such leases at any time. The relationships of the Company with its landlords have been substantially adversely affected and the Company has been and is currently the subject of pending and threatened lawsuits. The landlord of the gallery in Union Station, St. Louis, Missouri, has filed suit in the State of Missouri Circuit Court to collect $113,800 in rent and other charges as of September 30, 1995. As of September 30, 1995, the Company was in arrears under its gallery leases for an aggregate amount of approximately $600,000. At December 20, 1995, the Company was in arrears under its gallery leases in an agregate amount of approximately $830,000 of which approximately $550,000 related to continuing gallery leases.

   As an additional consequence of the Company's financial difficulties, the Company has been unable to properly maintain the physical appearance of its galleries and many of the Company's galleries require replacement of worn carpeting and refurbishment.

   Although the Company has significantly reduced the number of its galleries over the past three years, the Company has and expects to continue to open new galleries. In fiscal 1993, the Company closed 10 galleries and opened three galleries. In fiscal 1994, the Company closed galleries in San Francisco, California, Sherman Oaks, California, Bal Harbour, Florida, and Englewood, New Jersey. During fiscal 1995, the Company closed four galleries located in Scottsdale, Arizona, Seattle, Washington, St. Louis, Missouri and Las Vegas, Nevada. In addition, the Company currently plans to close an additional four galleries in fiscal 1996. In addition to the above closings, the Company opened in fiscal 1995 three new galleries in McLean, Virginia (which is being closed), Bal Harbour, Florida and New Orleans, Louisiana. The Company also relocated its gallery in Toronto, Canada. In October 1995, the Company also relocated its Animation Gallery in Chicago, Illinois.

   The Company operates an artist workshop for the creating and printing of fine graphics, a framing factory and a curating department in a 18,500 square foot commercial condominium at 599 Broadway in New York City. This facility is leased from the New York City Industrial Development Agency and the Company has the option to acquire this property. This property is subject to a mortgage held by Marine Midland Bank, N.A. ("Marine Midland"). Although the Company and other tenants have occupied the premises at 599 Broadway since 1989 no certificate of occupancy for this building has ever been issued and the Company and other tenants could be subject to fines and other penalties resulting therefrom. The Company also manufacturers frames in a 15,000 square foot leased facility in Pomona, California, under a lease which expires in February 1997 (with a three year renewal option) and operates a fine art jewelry design and distribution center in Scottsdale, Arizona, under a month-to-month lease. (See Liquidity and Capital Resources.)

   The Company occupies its executive offices, with 13,500 square feet, located at 303 East Wacker Drive, Chicago under a lease expiring in June 1996. The Company's other properties include a 6,000 square foot retail and storage space at 599 Broadway, New York, which it leases to an unrelated fine art retailer, a condominium in New York which is used primarily by Jack Solomon and Carolyn Solomon when in New York, a leased apartment in each of Chicago and New York for use by artists and employees and numerous storage facilities. The Company has received an offer of $312,000 for the New York condominium and has accepted a contract for its sale, resulting in a write down of the book value of this property of $49,000, which is reflected in the fiscal 1995 operating results.

Item 3. Legal Proceedings
------- -----------------

   As a result of the Company's financial difficulites, the Company has been unable to pay its obligations when due and it has been or is currently subject to pending and threatened lawsuits brought by its artists, landlords and joint venture partners.

   In December, 1993, Victor Vasarely ("Vasarely") and his son Yvaral Vasarely ("Yvaral") filed a lawsuit against the Company, Jack Solomon and Carolyn Solomon in the Circuit Court of Wayne County, Michigan alleging monetary damages of approximately $700,000 and requesting an accounting, return of works of art and other relief. The Company filed a counterclaim and the Michigan Court subsequently granted the plaintiffs a restraining order against the Company from selling certain artwork in the Company's possession. On October 6, 1994 the Michigan lawsuit was dismissed without prejudice. On November 4, 1994, Vasarely and Yvaral filed a lawsuit in the Circuit Court of Cook County, Illinois which seeks the same relief against the Company, Jack Solomon and Carolyn Solomon as did the Michigan lawsuit. The Company has asserted counterclaims as well as a third-party complaint against Michelle Vasarely, the wife of Yvaral and daughter-in-law of Vasarely. Further, the Company is, pursuant to Court order and agreement of the parties, providing an accounting to plaintiffs of all plaintiffs' artwork sold by the Company and all payments made to plaintiffs. Finally, an order of replevin was entered by the Court, granting Yvaral's request to take possession of certain artwork. Plaintiff was ordered to post a substantial bond in order to recover the artwork, and has to date not done so. The case is in the early discovery stage.

   In April 1994, the principal of the Company's joint venture partner in the Atlanta gallery unilaterally closed the gallery and appropriated joint venture funds and art owned by the Company consigned to the joint venture.
The Company brought legal actions against the joint venture partner in the Superior Court of Fulton County, Georgia and as a result of a court order all such funds and art were placed under custody of the Court. The Company is seeking to retain sole control of these assets and damages from its joint venture partner. The joint venture partner has counterclaimed for the return of her original investment and other damages. This matter is currently in the discovery stage with both parties taking depositions.

   On October 30, 1995 Chemical Bank filed an action in the Circuit Court of Cook County, Illinois, Law Division, alleging the sum due of $51,057.51 on a credit card. The Company has made an offer of settlement to which there has been no response.

   Two complaints were filed against Circle-Illinois, one for eviction and the other for damages in the Circuit Court for the 15th Judicial Circuit of Palm Beach County, Florida, Circuit Division, for the Company's landlord for its Worth Avenue store. Circle-Illinois entered into a Joint Stipulation for Settlement and Final Judgment upon Default in both matters on or about October 5, 1995. On December 5, 1995, attorneys for the landlord served notice of default and their intention to enter a final judgment of eviction and a final judgment for damages pursuant to the above-referenced stipulations. The Company has no knowledge of whether the landlord has done so.

   Earlier this year, G.S. Associates, the Company's landlord, for its Ghirardelli Square store, filed a complaint in Superior Court of California, City and County of San Francisco, against Circle-Illinois for eviction and for payment of rent. On August 11, 1995 Circle-Illinois entered into an amendment to its lease for the store premises at Ghirardelli Square in San Francisco, California which included a Settlement Agreement and a Stipulation for Entry of Judgment in the event of default on the Settlement Agreement. On December 15, 1995, the Company received notice from the landlord's attorney alleging that Circle-Illinois has defaulted and that the landlord has moved for Judgment Pursuant to Stipulation. The Company intends to vacate the premises on or before December 31, 1995.

   On or about August 1995, the Company's landlord for its Troy, Michigan store, Somerset Collection L.P., filed two complaints in the District Court for the 52-4th Judicial District, State of Michigan, against the Company and Circle-Illinois, one for eviction and for damages. The Company and Circle-Illinois attempted to settle these matters but was unable to do so. A Writ for Possession was entered on December 7, 1995 in the eviction matter and Circle-Illinois vacated the premises three days later.

   See "Item 7. Properties" regarding certain litigation between the Company and the landlord of its Union Station, St. Louis, Missouri gallery.

   The Company is also party to certain other litigation incidental to its business none of which if determined adversely to the Company would have a material adverse effect on the Company or its operations.

Item 4. Submission of Matters to a Vote of Security Holders
------- ---------------------------------------------------

        None.

                                  PART II

Item 5. Market for the Registrant's Common Equity and Related
------- -----------------------------------------------------
        Stockholder Matters
        -------------------


   The Company's Common Stock is traded over the counter under the symbol CFNE. Prior to August 3, 1993, the Common Stock was successively traded on the Nasdaq National Market and on the Nasdaq Small Cap Market. Effective August 2, 1993, the Common Stock was delisted from the Nasdaq Small Cap Market as a result of its failure to meet capital and surplus requirements. The prices shown below represent the high and low bid quotations for the Common Stock as quoted by the OTC Bulletin Board. Such prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

       Period                                High($)         Low($)
       ----------------------              ---------      ---------
       Fiscal 1995
              First Quarter                 1 11/16            1/8
              Second Quarter                    3/4            1/8
              Third Quarter                     3/4            1/8
              Fourth Quarter                    1/4            1/8

      Fiscal 1994
              First Quarter                   1-1/2            3/8
              Second Quarter                  1-1/2          15/16
              Third Quarter                   1-1/2          15/16
              Fourth Quarter                  1-1/2          15/16

   The number of holders of record of the Company's Common Stock as of December 20, 1995, was 427.

   No cash dividends have been declared or paid in respect of the Common Stock during the last three full fiscal years, nor does the Board of Directors contemplate the declaration and payment of any such dividends in the foreseeable future. Under the terms of the Company's debt agreements, the Company is prohibited from declaring or paying dividends on the Common Stock.

Item 6. Selected Financial Data
------- -----------------------

   The following selected financial data should be read in conjunction with the consolidated financial statements and related notes and "Management's
Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. The summary financial information for each of the five fiscal years ended September 30 are derived from the Company's consolidated financial statements for such fiscal years, which financial statements have been audited by Altschuler, Melvoin and Glasser LLP, independent public accountants, for the fiscal year ended September 30, 1995 and 1994, Ernst & Young, independent public accountants, for the three fiscal years ended September 30, 1993, 1992 and 1991. In light of the current financial condition of the Company, its historical performance may not be indicative of its future financial condition or results of operations. All dollar amounts other than per share data are in thousands. All share and per share amounts give effect to the Reverse Stock Split effective on December 13, 1994.



                             Fiscal year ended September 30
                           1995       1994       1993       1992       1991
                        ---------- ---------- ---------- ---------- ----------
Operating Data
--------------
  Net Sales               $20,369    $18,831    $22,649    $25,628    $35,595
  Cost of Sales            10,544      9,192     11,021     10,551     14,293
                        ---------- ---------- ---------- ---------- ----------
  Gross Profit              9,825      9,639     11,628     15,077     21,302
  Selling Expenses         11,672     11,180     13,344     15,923     20,306
  Loss for Closed
   Galleries                  205        258        604        569        -
  General and Admin-
   istrative Expense        2,456      2,444      2,771      2,706      3,010
                        ---------- ---------- ---------- ---------- ----------
  Income (Loss) from
   Operations              (4,508)    (4,243)    (5,091)    (4,121)    (2,014)
  Interest Expense         (5,000)    (2,989)    (2,309)    (2,274)    (2,883)
  Debt Restructuring
   Costs                      -          -          -         (371)       -
  Gain on Sale of
   Property                   -          -          -          814        -
  Gain/(Loss) on
   Investment in
   Affiliates                 278         17        (77)      (421)      (686)
                        ---------- ---------- ---------- ---------- ----------
 Income (Loss) before
  Income Taxes,
  Discontinued
  Operations and
  Extraordinary Gain       (9,230)    (7,215)    (7,477)    (6,373)    (5,583)
 Provision (Benefit)
  for Income Taxes            -          -          -          -       (1,931)

 Gain on Sale of
  Discontinued
  Operations                  348        -          -          -          -
 Loss from Operations
  of Discontinued
  Operations                  (90)      (202)       (63)         7        -
 Extraordinary Gain         4,441        -          -          -          -
                        ---------- ---------- ---------- ---------- ----------

 Net Loss                  (4,531)    (7,417)    (7,540)    (6,366)    (3,652)
                        ========== ========== ========== ========== ==========
 Net Operating Loss
  per Common and Common
  Equivalent Share           (.60)     (3.77)     (4.50)     (4.72)      2.43
 Net Loss per Common
  and Common Equivalent
  Share                      (.60)     (6.58)     (6.67)     (7.29)     (4.42)
                        ========== ========== ========== ========== ==========
Weighted Average Common
 and Common Equivalent
 Shares Outstanding     7,545,081  1,126,759  1,130,093    872,956    826,906

Other Data
----------
  Depreciation and
   Amortization             1,054      1,182      1,620      1,641      1,678
  Capital Expenditures        603        335        961        556      1,229

Balance Sheet Data
------------------
Total Assets               21,411     24,229     26,474     30,565     38,315
Short Term Indebtedness
 (Debt in Default)         17,278     25,237     24,180      1,367     24,802
Long Term Debt (less
 current maturity)            -          -          -       22,503        -
Stockholders Equity        (6,939)   (13,271)    (5,854)     1,686      7,184


Item 7. Management's Discussion and Analysis of Financial Condition and
        ---------------------------------------------------------------
        Results of Operation
        --------------------

Results of Operation:

1995 compared to 1994

   In December 1994, the Company restructured its outstanding debt which included a) the issuance of $2,500,000 of new equity and $2,500,000 of new long term debt to a group of investors led by The Winbrook Group; b) the exchange of a significant portion of the Company's subordinated debt for preferred stock by Chrysler; and c) a restructuring by SCB of its outstanding debt into two levels of debt, each with certain deferred interest provisions. These matters are explained in greater detail in the Liquidity and Capital Resource section. Please refer to the Company's 1994 Annual Report on Form 10-K for a complete and detailed discussion of the Restructuring.

   Upon the completion of the Company's restructuring, Louis Yaseen became President and Chief Executive Officer. Under his leadership, the Company opened a new animation gallery in New Orleans, relocated the Company's gallery in Toronto, Canada, and completely renovated its gallery in Las Vegas, Nevada. In addition, distribution agreements were initiated with new artists and suppliers including Playboy Magazine, Alfred Wertheimer, a photographer of Elvis Presley during his early years, and with the artist Peter Max.

   In June 1995, Erwin Marks succeeded Louis Yaseen as President and Chief Executive Officer. Mr. Marks has re-focused the Company's retail activities by lowering certain pricing, eliminating the Company's regional manager system, and closing certain non-profitable locations.

   Although sales in fiscal 1995 increased by 8% over fiscal 1994, the restructuring did not materially affect the level of sales nor eliminate the continued large annual losses which the Company experienced during the prior three fiscal years.

   Net sales ($20.4 million) increased in fiscal 1995 $1.6 million or 8% when compared to sales in fiscal 1994 ($18.8 million). Sales increased in all major distribution channels. Same store retail sales increased in total 3%, the western region of the United States same store sales increased 23% over fiscal 1994 results. This increase was partially offset by a decrease of 20% in same store sales for the eastern region. Sales of the Company's unique works and limited edition graphics product lines increased 43% and 33% respectively, when compared to fiscal 1994. Product lines decreasing in sales include photography (13%) and animation (5%).

   Gross margins as a percentage of sales for fiscal 1995 decreased by three percentage points. This decrease can be primarily attributed to the Company establishing reserves for approximately $550,000 relating to certain work in progress inventory which may not be completed and therefore would not be saleable. Overall, the Company's margins on products sold remained relatively constant with the prior year even though the Company has been unable to purchase sufficient amounts of new inventory and therefore has relied more heavily on inventory consigned to the Company by artists and other publishers.

   The Company's consolidated selling expenses increased $.5 million or 4% to $11.7 million in fiscal 1995 when compared to fiscal 1994 ($11.2 million). This increase is primarily due to the 8% increase in Company sales resulting in increased commissions paid. Also, the Company increased its gallery show and advertising expenses by $300,000 in fiscal 1995.

   Consolidated administrative expenses for fiscal 1995 remained flat with fiscal 1994 amounts. The Company continues to reduce operating expenses and administrative personnel. However, these savings have been offset by increased legal expenses and management fees.

   The Company incurred approximately $200,000 relating to closing galleries in fiscal 1995. This relates to writing off leasehold improvements and other costs associated with closing four gallery locations. In fiscal 1994, the Company incurred $258,000 relating to the same type of activity.

   In fiscal 1995, the Company expensed $5.0 million of interest. This amount includes $3.1 million relating to penalties and default interest on the Company's debt in default and $1.9 million relating to interest per the original terms of the Company's debt. In fiscal 1994, a total of $3.0 million was expensed relating to interest expense. This amount included approximately $1.3 million in default interest and $1.7 million relating to interest per the original terms of the loan.

   The Company recognized a $278,000 gain on investments in affiliates. This is primarily attributed to final dissolution for the Company's partnership in Classic Moments resulting in a gain of $221,000. Other gains totalling approximately $57,000 were realized from ceasing operations from two retail gallery joint ventures during fiscal 1995. The Company currently operates only one 50% joint venture (Kansas City Animation Gallery).

   In February of 1995, the Company sold its interest in the Art of Barter barter exchange, which it operated since fiscal 1992. In relation to this transaction, the Company recognized a $348,000 gain on sale of discontinued operations. This was a non-cash transaction, and resulted in the transfer of certain specific barter liabilities to the new owners. The Company also recognized $90,000 of loss relating to operations from the exchange until the time of sale. Previous years results from operations have been restated on the Company's Condensed Consolidated Statement of Operations.

   An extraordinary gain of $4.4 million is included in the fiscal 1995 results. This gain is attributed to the Restructuring and consists of accrued interest that was forgiven by the debt holders. See Note 7 of the financial statements of this report for further discussion.

1994 compared with 1993

   Net sales were $18.8 million for fiscal 1994, a $3.8 million or 17% decrease from the previous year. Sales decreased from the prior year throughout all of the Company's distribution channels and in all geographical areas of the United States. The decline in sales affected all of the Company's key product lines other than photography with unique works of art, jewelry and animation showing the largest declines. These declines were offset in part by a 149% increase on sales of photography. The decline in sales can principally be attributed to the closings of retail galleries and the inability on the part of the Company to purchase adequate quantities of new inventory, especially jewelry and animation products.

   Gross margins as a percentage of sales for fiscal 1994 remained substantially unchanged when compared to fiscal 1993.

   The Company's consolidated selling expense decreased $2.0 million from $13.3 million to $11.2 million or 14% in fiscal 1994 compared to fiscal 1993. The decrease in selling expenses can be principally attributed to reductions in the number of galleries in operation. During fiscal 1993 and continuing into fiscal 1994, the Company closed numerous unprofitable galleries. As a result of these closings, fiscal 1994 expenses have been impacted to a greater extent than fiscal 1993. All major categories of expenses (including salaries, facility costs and rent) have shown declines from fiscal 1993 levels.

   Consolidated administrative expenses were $2,444,000 in fiscal 1994 compared with $2,771,000 in fiscal 1993. In fiscal 1994, the Company reduced administrative personnel and operating expenses, but these reductions were partially offset by higher legal and other professional fees incurred in connection with the Restructuring.

   Interest expenses increased $680,000 or 29% in fiscal 1994 when compared to fiscal 1993. This increase was primarily attributal to default interest rates being charged by the Company's lenders for all of fiscal 1994.

   In fiscal 1993, the Company had a loss on investments of $77,000 which resulted from the losses from its five retail gallery operations in which it holds a 50% ownership interest. In fiscal 1994, the Company recognized a $81,000 gain relating to dissolution of one of the Company's 50% joint ventures. This gain was offset by $64,000 of operating losses from five retail gallery joint venture operations.

   The Company took a one-time charge to earnings of $258,000 for specific expenses associated with the closing of four locations during the 1994 fiscal year. These expenses were primarily those costs associated with the write-off of leasehold improvements at each of the gallery locations closed and the cost of transporting all inventory and equipment to the Company's central distribution facility in Los Angeles, California.

   No income tax benefit was recognized for 1994. Net operating losses suffered during fiscal 1994 may be available to offset taxable income in future periods.

Liquidity and Capital Resources
-------------------------------

   Commencing in June 1995, the Company has failed to make its scheduled month-end $100,000 payment under its Amended and Restated Credit Agreement with SCB. As a result of this non-payment and the violation of certain financial covenants, SCB on September 28, 1995 informed the Company that such actions "constitute defaults under the provisions of clauses (a) and (b) respectively of the definition of the term "Default' set forth in the Credit Agreement." Resultingly, SCB imposed a late payment fee in the amount of $2,560,000 due and payable on July 16, 1995. In addition, SCB retroactively to June 26, 1995 imposed the default rate of interest (prime + 6%) which currently equates to 14.75% per annum.

   The Company is in communication with SCB regarding these matters, and, at SCB's request, submitted a detailed "turn-around and restructuring plan" for the Bank's consideration on August 31, 1995. In December 1995, management of the Company and representatives of SCB met to consider various restructuring alternatives. Although no definitive plans have been agreed upon, active negotiations and discussions are continuing.

   The Company has not made its scheduled interest payment since May 1995 on its real estate lease payable to Marine Midland Bank and the related Industrial Revenue Bond related to its 18,500 square foot facility at 599 Broadway, New York, New York. In addition, the Company did not make its scheduled quarterly $40,000 principal reduction payment due July 1, 1995 and October 1, 1995. As a result of these non payments and the violation of certain financial covenants, the Company is subject to a declaration of default by this lender, although no such default has been declared as of December 20, 1995. The Company has had various discussions with this lender regarding these matters.

   The Company did not make its scheduled quarterly $20,000 interest payments due June 30, 1995 and September 30, 1995 related to the Company's $1,000,000 subordinate promissory note payable to Chrysler. As a result of this non payment, the violation of certain financial covenants and the cross default provisions contained in the related Securities Purchase Agreement, Chrysler on October 24, 1995 notified the Company of the "existence of an event of default for the non-payment of interest of $40,000 since March 31, 1995."

   The Company has failed to make its scheduled monthly interest payments on its Investor Notes since June 30, 1995.

   In addition, the Company is in arrears on its monthly payments on both of its real estate mortgage notes.

   The above mentioned non payments and violations of debt covenants have caused debt aggregating $17,278,000 to be presented as debt in default in the accompanying Consolidated Balance Sheet as of September 30, 1995. The Company is currently negotiating with its lenders regarding its debt agreements, but to date, the Company has been given no assurances from its lenders that a favorable outcome will occur. While Standard Chartered Bank, Chrysler Capital Corporation and the Company's other lendors have not taken any actions against the Company, they have reserved their rights to pursue all available remedies at any time in the future.

   The Company's financial condition and prospects depends upon its ability to generate sufficient sales revenue to meet cash flow requirements and to reduce and maintain operating expenses at their lowest acceptable levels. In order to accomplish this, the Company is continuing its efforts to lower operating expenses through staff reduction, reduction of discretionary spending and is closing certain marginal gallery locations. The Company also has and will continue to limit major capital expenditures and reduce inventory levels in order to provide funds for operations and debt reduction. The lack of operating cash, however, sometimes causes the Company to incur unnecessary expenses, such as late fees, penalties, and interest charges, with respect to normal operating expenses. During fiscal 1995, the Company's customer deposits and credits increased $637,000. This is attributed to the Company accepting an increased level of orders from customers for product which must be purchased by the Company in order to complete the sale.

   If the Company does not successfully restructure its debt agreements, reinstate leases in default, and obtain additional financing, which sources have not been identified, then the Company will be unable to meet its existing obligations and the Company may find it necessary to undertake other actions as may be appropriate. (See Item 1. Business.)

Item 8.  Financial Statements and Supplementary Data
-------  -------------------------------------------

   The financial statements and related financial information required to be filed pursuant to Item 8 of Part II of Form 10-K are indexed on Page F-1 of this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and
------- ----------------------------------------------------------------
Financial Disclosures
---------------------

   Ernst & Young was the Company's independent public accountant for the fiscal year ended September 30, 1993. The Company engaged Altschuler, Melvoin and Glasser LLP as its independent public accountants for the 1994 and 1995 fiscal year end audit. The decision to change accountants was approved by the Board of Directors of the Company.

   During the Company's 1993, 1994 and 1995 fiscal years, there were not any disagreements with Ernst & Young or Altschuler, Melvoin and Glasser LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

   The opinions of Altschuler, Melvoin and Glasser LLP dated December 19, 1994 and December 22, 1995 respectively of the consolidated financial statements of the Company as of September 30, 1994 and 1995 and for the year ended September 30, 1994 and 1995 contains a modification relating to the Company's ability to continue as a going concern.

   The opinion of Ernst & Young dated December 3, 1993 on the consolidated financial statements of the Company as of September 30, 1993 and September 30, 1992 and for the three years ended September 30, 1993 contains a modification relating to the Company's ability to continue as a going concern.

                                       PART III

Item 10. Directors and Executive Officers of the Registrant
-------- --------------------------------------------------

   The following information is provided with respect to each Director and Executive Officer of the Company.
                                                                 Expiration
Name of              Position                                    of Term
Director     Age     with Company                                as Director
---------   -----    -----------------------------------------   -----------
Joel          51     Director and Chairman of the Board             1997
  Stone              since December 1994.

Louis         51     Director since December 1994.                  1996
  Yaseen

-------- --------------------------------------------------

Expiration
Name of              Position                                    of Term
Director     Age     with Company                                as Director
---------   -----    -----------------------------------------   -----------
Jack          67     Managing Director and Founder                    --
  Solomon            since December 1994.

Carolyn       52     Executive Vice President since                   --
  Solomon            December 1994.

John          49     Director since December 1994.                   1995
  Sorin

David         48     Director since June 1995.                       1997
  Pollick

Erwin         58     President since June 1995.                       --
  Marks

Joseph        50     Vice President of Finance, Secretary
  Atkin              and Chief Financial Officer since
                     December 1994.

   Joel A. Stone has served as Chairman of the Board of the Company since the Restructuring, is a principal of Winbrook and is also President and CEO of Strategic Realty Advisors, Inc., a Chicago based real estate investment and management firm. Mr. Stone was a founder of VMS Realty Partners and also serves as its President. VMS was one of the largest real estate companies during the 1980's. Mr. Stone has served as Chairman of the Company since December 1994. Mr. Stone is both a Certified Public Accountant and an attorney. He serves as a director of one of Winbrook's other companies. Mr. Stone takes an active role on behalf of Winbrook and its companies in negotiations and financing activities. Mr. Stone serves on the boards of a number of philanthropic organizations.

   Erwin A. Marks is President and CEO of Circle Fine Art Corporation. Currently, he also serves on the boards of directors of Gantos, a $200 million retailer of women's clothing and accessories and Value Merchants, Inc., a $140 million retailer of variety merchandise, both NASDAQ listed corporations.
From 1991 through 1995, he served as Managing Director of Heller Investments, Inc., a subsidiary of Heller Financial, Inc. Mr. Marks received his B.A. from Chicago State University and a M.A. from Northwestern University.

   Louis G. Yaseen served as President and Chief Executive Officer of the Company from the closing of the restructuring on December 13, 1994 until he resigned in June 1995. He has served as Director of the Company since December 1994. Mr. Yaseen served as President of DoveBar International, Inc., a nationally known manufacturer and marketer of specialty ice cream products from its inception until it was sold to Mars, Inc. in 1986. Mr. Yaseen continued to manage the business until mid-1988, when he agreed to assist in establishing a European ice cream operation for Mars. Since early 1990, Mr. Yaseen has been involved with Winbrook and its predecessor company. Winbrook provided his services on a full time basis to the Company at no charge from June 1994 until the closing of the Restructuring, acting as an observer and advisor to the Chairman and President,, at the request of Standard Chartered Bank and the Company. Prior to his DoveBar experience, Mr. Yaseen was Vice President of Duff & Phelps Financial Consulting Co., where he performed numerous corporate valuations and was instrumental in establishing a mergers and acquisitions division. Mr. Yaseen received his MBA from the University of Chicago.

   G. David Pollick is currently a Visiting Scholar in the Graduate School of Education at Harvard University. From 1993 to 1995, he served as Co-Chief Executive Officer and President of the Art Institute of Chicago and The School of the Art Institute of Chicago. From 1991 through 1992, Mr. Pollick served as acting President of State University of New York College at Cortland. Mr. Pollick received his Ph.D. in Philosophy from the University of Ottawa. His areas of scholarly interest and expertise include aesthetics, phenomenology, philosophy, and the history of art. He has lectured extensively and published numerous scholarly articles on art, philosophy, and education.

   John P. Sorin is a principal of Winbrook and is also a practicing physician at Northwestern Memorial Hospital in Chicago. As co-founder of a predecessor private venture capital firm, he has been an active investor since 1989. Dr. Sorin also serves as a board director of one of the other Winbrook companies.

   Jack Solomon is currently Managing Director and Founder of the Company. From 1981 to December 1994, he served as Chairman of the Company and as a Director. In June 1995, Mr. Solomon resigned as a Director. Mr. Solomon holds a B.S. in Business Administration and an LL.B. from the University of Nebraska plus an LL.M. from the University of Michigan Law School. Mr. Solomon practiced law in Chicago from 1953 to 1981 where he rose to become a senior partner of the law firm of Solomon, Rosenfeld, Stiefel and Elliot. Mr. Solomon specialized in art law, representing various artists and art dealers. In 1981, Mr. Solomon left the practice of law to devote full time to the Company. He is a past President and a member of the Board of Directors of The Fine Art Publishers Association, an industry trade association. Mr. Solomon is a frequent lecturer on art matters. He has also appeared on numerous national and local television broadcasts relating to art and has authored numerous articles for periodicals and has written books on art. Mr. Solomon is the husband of Carolyn Solomon.

   Carolyn Solomon is currently Executive Vice President of the Company. From 1983 to December 1994, Ms. Solomon was the President and Chief Operating Officer of the Company. In 1987, she was elected a Director of the Company. Ms. Solomon resigned as a Director of the Company in June 1995. Ms. Solomon is also currently President of the Company's Jewelry Division. Ms. Solomon is the wife of Jack Solomon.

   Joseph Atkin, a certified public accountant, is Vice President of Finance, Secretary and Chief Financial Officer of the Company. Prior to this position he was a Vice President, Treasurer and Chief Financial Officer of the Company and had served in such capacities since 1980. Prior to his position with the Company, Mr. Atkin was successively a member of the audit and tax staff of Peat Marwick Mitchell, a public accounting firm, controller of the Chicago division of a national home building company, and Vice President of certain Illinois-based companies. Mr. Atkin received his M.B.A. from Indiana University and his undergraduate degree from Washington University in St. Louis.

   Pursuant to a Voting Agreement, Winbrook has the right to designate two (or three) additional directors and M.H. Meyerson & Co., Inc., the placement agent in connection with the Restructuring, (the "Placement Agent") will have the right to designate an additional director, although neither the Placement Agent nor Winbrook has indicated its intention to exercise such rights. See "Voting Agreement" below.

Compliance with Section 16(a) of the Exchange Act

   Under the securities laws of the United States, the directors and executive officers of the Company and persons who own more than 10% of the Company's Common Stock are required to report their ownership of the Company's Common Stock and any changes in that ownership to the Securities and Exchange Commission and any exchange or quotation system on which the Common Stock is listed as quoted. The Company is required to disclose in this Annual Report any late filings during the 1995 fiscal year. To the Company's knowledge, based solely upon its review of the copies of such reports required to be furnished to the Company during the fiscal year ended September 30, 1995, during the two years ended September 30, 1994 and 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% owners were complied with.

Item 11. Executive Compensation

   The following table sets forth, for the last three completed fiscal years, the compensation of the three executive officers of the Company whose total salary and bonus for fiscal 1995 exceeded $100,000 and the two persons who served as Chief Executive Officer during fiscal 1995 (collectively referred to as the "Named Executive Officers"):


                        Summary Compensation Table

                                        Annual                Long Term
                                     Compensation            Compensation
                                     ------------               Awards
                                                            and Payouts <F1>
                                                           ------------------

                                                              Securities
Name and Principal                                            Underlying
     Position                  Year    Salary     Bonus     Options/SARS (#)
----------------------------   ----   --------   -------   ------------------
Jack Solomon, Founder and      1995   $125,000      --         371,342
Managing Director              1994    125,000      --           --
                               1993    125,000      --           --

Carolyn Solomon, Executive
Vice President                 1995    145,000      --         311,242
                               1994    125,000      --           --
                               1993    125,000      --           --

Joseph Atkin, Vice President   1995   $158,000   $32,000        92,836
and Chief Financial Officer    1994    150,000      --           --
                               1993    150,000      --           --

Louis Yaseen, Chief Executive
Officer <F2>                   1995      --         --         302,996
                               1994      --         --           --
                               1993      --         --           --

Erwin Marks, Chief Executive
Officer <F3>                   1995     42,000    25,000       100,000
                               1994      --        --            --
                               1993      --        --            --

<F1>
None of the Named Executive Officers received long-term compensation other than the stock options to acquire shares of Common Stock set forth below during the last three completed fiscal years.

<F2>
Yaseen was compensated by the Winbrook Group, Ltd. (see Management Agreement for further details).

<F3>
Became CEO in June 1995.

Options
-------

    The following table sets forth the individual grants of stock options made during fiscal 1995 to each of the Named Executive Officers (all figures give effect to the Revised Stock Split effected on December 13, 1994):


                    Individual Grants
                   -------------------
                                                               Potential Realized Value
                 Number of Percentage of                         as assumed Annual
                Securities Total Options  Exercise              Rates of Stock Price
                Underlying  Granted to    or Base              Appreciation for Option
                  Options  Employees in  Price per  Expiration           Term
Name              Granted   Fiscal Year    Share      Date         5%            10%
--------------- ---------- ------------- ---------- ---------- ---------      ---------
Jack Solomon       371,342         31.5%      $.389      12/04   $90,845       $196,158
Carolyn Solomon    218,406         18.5%      $.400       1/05   $54,942       $139,233
                    92,836          7.9%      $.389      12/04   $19,910        $49,040
Joseph Atkin        92,836          7.9%      $.389      12/04   $19,910        $49,040
Erwin Marks        100,000          8.5%      $.400      01/06   $28,414        $74,125
Louis Yaseen       302,996         25.7%      $.389      12/04   $64,983       $160,055


   The following table sets forth the number of shares of Common Stock subject to options held at the end of fiscal 1995 by each of the Named Executive Officers. None of these options were in-the-money at the end of fiscal 1995.


                                            Number of Shares of Common Stock
                                            Underlying Unexercised
         Name                               Options at Fiscal Year-End (#)
         --------------------------         --------------------------------

         Jack Solomon                                371,342
         Carolyn Solomon                             311,242
         Joseph Atkin                                 92,836
         Erwin Marks                                 100,000
         Louis Yaseen                                302,996


No options were exercised by the Named Executive Officers during fiscal 1995.

Directors' Compensation
-----------------------

   Directors of the Company are not compensated by the Company for their services.

Employment Contracts
--------------------

   Jack Solomon. At the closing of the Restructuring, the Company entered into a three-year employment agreement with Jack Solomon. During the term of the agreement, Mr. Solomon will have the title "Managing Director and Founder" and, subject to the supervision of the Chief Executive Officer, will, among other things, have responsibility for the Company's relationships with its artists, dealers and other suppliers, the purchase of art and the mobilization of art exhibitions, the international activities of the Company and oversight over the production of art at the American Atelier. Under the employment agreement, Mr. Solomon received an annual salary of $125,000 during the first year of the agreement, and will receive annual salaries of $150,000 during the second year of the agreement and $175,000 during the third and any subsequent year for which the agreement is extended. In the event the employment agreement is extended by mutual agreement, Mr. Solomon will be entitled to a $50,000 bonus on each of the fourth and fifth anniversary dates of the agreement. Under the agreement, Mr. Solomon will continue to have the use of a Company-owned car and use of the Company-owned apartment in New York at the Company's discretion. In the event the employment agreement is not renewed by the Company at the end of the three-year term, Mr. Solomon will be entitled to receive four quarterly payments aggregating $150,000 and, if the employment agreement is initially renewed and Mr. Solomon remains employed by the Company until the end of the fourth year (or the fifth year if the agreement is renewed for a second one-year term), then upon the termination of his employment, Mr. Solomon shall be entitled to receive four quarterly payments aggregating $120,000. Upon Mr. Solomon's death or qualifying disability, the Company shall pay to Mr. Solomon's legal representative or to Mr. Solomon $100,000, if such events occur during the first year, $125,000 if such events occur during the second year, $150,000, if such events occur during the third year and $170,000, if such events occur after the third year. In the event Mr. Solomon is terminated without cause, he will be entitled to receive severance payments equal to his base compensation for the remaining term of his agreement.

   In the event that Carolyn Solomon's employment is terminated during the term of Jack Solomon's employment agreement, Jack Solomon may elect to terminate his own employment with the Company. In the event that Carolyn Solomon was terminated for cause or voluntarily terminated her own employment, and Jack Solomon voluntarily elects to terminate his employment, Jack Solomon will receive no severance from the Company and will forfeit any unvested options. In the event Carolyn Solomon were terminated without cause, Jack Solomon will have the option to terminate his own employment and receive severance equal to (i) 32/52's of his annual base salary payable quarterly in arrears during the 12 months following the termination of his employment during the first year, and (ii) 100% of his annual base salary during the next twelve months thereafter. Those payments will be in lieu of any other payments. In addition, any unvested options will automatically vest. Jack Solomon would however have an obligation to continue in his current executive position for up to 120 days at the Company's discretion at his regular salary. In all circumstances, any non-compete provision applicable to Carolyn Solomon would be identically applicable to Jack Solomon if Jack Solomon were to voluntarily terminate his employment with the Company as a result of Carolyn Solomon's termination.

   On December 13, 1994, Mr. Solomon was granted options to acquire 371,342 shares of Common Stock at an exercise price of $.388 (125% of the price per share paid by the Investors). One-third of the options will vest on each of the first, second and third anniversaries of the closing of the Restructuring. In the event of Mr. Solomon's death, qualifying disability or his termination without cause, all unvested options shall vest immediately. In the event that Mr. Solomon voluntarily terminates his employment (other than for cause) or is terminated for cause, all unvested options will be forfeited. As part of the Purchase Agreement, Mr. Solomon has made certain personal representations and warranties in order to induce the new investors to make the investment contemplated thereby. Under the Purchase Agreement, Mr. Solomon's liability for the breach of his representations and warranties is limited to $250,000. If Mr. Solomon's liability would have been greater than $250,000 but for such limitations, the unvested options that would have vested on the first anniversary of the closing of the Restructuring will be forfeited. If Mr. Solomon's liability would have been greater than $500,000, then the unvested options that would have vested on the second anniversary of the closing of the Restructuring will be forfeited and if Mr. Solomon's liability would have been greater than $750,000, then all of the unvested options will be forfeited.

   Under the terms of this new employment agreement, Mr. Solomon's existing options to purchase 18,334 shares of Common Stock were cancelled and his existing supplementary compensation agreement was terminated.

   As part of his employment agreement, Mr. Solomon agreed that during the term of the agreement and for a period of one year after termination thereof, he could not engage in any business in competition with the Company; provided that if Mr. Solomon voluntarily terminates his employment during the initial three-year term (other than for cause), or is terminated for certain specified causes, the agreement not to compete will be applicable for the balance of the three-year term plus one year.

   Carolyn Solomon. At the closing of the Restructuring, the Company entered into a three-year employment agreement with Carolyn Solomon. During the term of the agreement, Ms. Solomon will have the title "Executive Vice President" and, subject to the supervision of the Chief Executive Officer, will have responsibility for, among other things, managing the Company's jewelry division and will participate as a member of the Company's senior management. Under the employment agreement, Ms. Solomon received an annual salary of $150,000 during the first year of the agreement, and is to receive an annual salary of $162,500 during the second year of the agreement and $175,000 during the third and any subsequent year for which the agreement is extended. During the term of Ms. Solomon's employment agreement, no employee of the jewelry division will be paid a salary higher than Ms. Solomon's salary at that time. Ms. Solomon was eligible to receive, but did not receive, a performance bonus of up to $50,000 in fiscal 1995, based primarily on achievement of jewelry division sales goals to be mutually determined by Ms. Solomon and the Company.

   In the event that Jack Solomon's employment is terminated during the term of Carolyn Solomon's employment agreement, Carolyn Solomon may elect to terminate her own employment with the Company. In the event that Jack Solomon was terminated for cause or voluntarily terminated his own employment (other than for cause), and Carolyn Solomon voluntarily elected to terminate her employment, Carolyn Solomon would receive no severance from the Company and would forfeit any unvested options. In the event that (a) Carolyn Solomon's employment with the Company is terminated without cause or (b) Jack Solomon's employment with the Company is terminated without cause and Carolyn Solomon exercises an option pursuant to her employment agreement to terminate her own employment, she will receive as severance (i) 20/52's of her annual base salary quarterly during the 12 months following if such termination occurs prior to the first anniversary of the Closing, or (ii) 100% of her annual base salary during the next twelve month, thereafter as severance. Those payments will be in lieu of any other payments. Notwithstanding the above, in the event Jack Solomon were to become disabled, Carolyn Solomon will be given a six-month unpaid leave of absence at that time, provided the Company would pay for Carolyn Solomon's benefits during that period. In addition, any unvested options would automatically vest. Carolyn Solomon, would, however have an obligation to continue in her current executive position for up to 120 days at the Company's discretion at his regular salary. In all circumstances, any non-compete provision applicable to Jack Solomon would be identically applicable to Carolyn Solomon if Carolyn Solomon were to voluntarily terminate her employment with the Company as a result of Jack Solomon's termination.

   On December 13, 1994, Ms. Solomon was granted options to acquire 92,836 shares of Common Stock at an exercise price of $.388 (125% of the price per share paid by the Investors). One-third of the options will vest on each of the first, second, and third anniversaries of the closing of the Restructuring. In the event of Ms. Solomon's death, qualifying disability or her termination without cause, all unvested options shall vest immediately. In the event that Ms. Solomon voluntarily terminates her employment or is terminated for cause all unvested options will be forfeited.

   Under the terms of this new employment agreement, Ms. Solomon's existing options to purchase 18,334 shares of Common Stock were cancelled and her existing supplementary compensation agreement was terminated.

   As part of her employment agreement, Ms. Solomon agreed that during the term of her employment and for a period of one year after termination thereof, she will not engage in any business in competition with the Company; provided that, if Ms. Solomon voluntarily terminates her employment during the first three-year term other than for cause or is terminated by the Company for certain specified causes, the agreement not to compete will be applicable for the balance of the three-year term plus one year (other than for cause) or is terminated by the Company for certain specified causes.

   Effective May 1, 1995, Carolyn Solomon entered into a new Employment Agreement with the Company. This new Agreement continued all terms of the previous Agreement except Ms. Solomon waived any right to receive a Performance Bonus for her duties as President of the Jewelry Division for calendar year 1995 only. In addition to her duties as provided in the Employment Agreement, Ms. Solomon assumed the duties, but not the title, of President of the Company's Retail Art Division beginning May 1, 1995 until December 31, 1995. Ms. Solomon was removed from this position in August 1995.

   For her additional work and responsibilities as President of the Retail Division, Ms. Solomon received:

   (I) An art package valued at $25,000 similar to the packages, using the same valuation approach as the art packages detailed in Item 13; and

   (ii) Employee stock options to purchase 218,406 shares of the Company's Common Stock at an exercise price of $0.40 per share. The Additional Options are exercisable by Carolyn Solomon after January 1, 1996.

   In addition, the following incentive bonuses are to be paid to Carolyn Solomon promptly after January 1, 1996 if the Company's retail sales of art exceed $15,000,000 for the period from May 1, 1995 through December 31, 1995:

   (I) A cash payment of $25,000 or, at the Company's sole option instead of the cash payment, an additional art package valued at $25,000 upon the same terms and conditions as described above.

   (ii) Additional employee stock options to acquire an additional 109,203 shares of the Common Stock of the Company upon the same terms and conditions as described above.

   Joseph Atkin. At the closing of the Restructuring, the Company entered into a two-year employment agreement with Joseph Atkin. During the term of the agreement, Mr. Atkin will have the title "Vice President of Finance and Chief Financial Officer" and, subject to the supervision of the Chief Executive Officer, is responsible for, among other things, all finance functions, insurance, financing activities, landlord relations, and oversight of shipping, distribution and was responsible for the Company's barter operations. Under the agreement, Mr. Atkin received an annual salary of $150,000 during the first year of the agreement and will be entitled to receive $162,500 during the second year of the agreement. During the first year of the agreement, Mr. Atkin was entitled to up to $35,000 in bonuses upon the achievement of certain performance goals and up to an additional $15,000 bonus at the discretion of the Chief Executive Officer. In total, Mr. Atkin received a bonus of $32,000 related to fiscal 1995. In the event his employment is not renewed at the end of the two year term, Mr. Atkin will be entitled to a severance payment equal to his then annual base salary paid in installments. In the event Mr. Atkin becomes disabled or unable to perform his duties he will receive six months salary (or three months salary if such disability occurs in the first year of the Agreement). In the event Mr. Atkin's employment is terminated by the Company without cause, Mr. Atkin will receive his regular salary for the remainder of the term of the agreement plus an additional year.

   On December 13, 1994, Mr. Atkin was granted options to acquire 92,836 shares of Common Stock at an exercise price of $.388 (125% of the price paid by the New Investors). One-half of the options will vest on each of the first and second anniversaries of the closing of the Restructuring. In the event of Mr. Atkin's death, qualifying disability or his termination without cause, all unvested options shall vest immediately. In the event that Mr. Atkin voluntarily terminates his employment or is terminated for cause, all unvested options will be forfeited.

   Under the terms of this new employment agreement, Mr. Atkin's existing options to purchase 17,000 shares of Common Stock were cancelled and his existing supplementary compensation agreement was terminated.

   Erwin Marks. On June 19, 1995, the Company entered into a three-year Employment Agreement with Erwin Marks. During the term of the Agreement, Mr. Marks will have the title of "President and Chief Executive Officer" and subject to the control and direction of the Board of Directors will have responsibility for among other things, the Company's businesses, strategic planning for the Company and supervising and assigning duties to the acting presidents of the Company's Retail Art Division and Jewelry Division. Under the Agreement, Mr. Marks will receive an annual salary of $150,000 during the first year of the Agreement, $160,000 during the second year of the Agreement and $175,000 during the third year of the Agreement. Mr. Marks will be entitled to receive performance bonuses, if certain performance goals are met, which shall not exceed $150,000; $175,000; and $200,000, respectively for the first, second and third years of his employment.

   The Company may elect, in its sole discretion, to pay any portion of any bonus due in excess of $50,000 in shares of the Company. For this purpose, the shares shall be valued at two-third's of the average trading price of the shares for the 21 trading days preceding the payment of the bonus.

   In June 1995, Mr. Marks was granted options to purchase 100,000 shares of the Company's Common Stock at $.40 per share.

   Upon each of September 30, 1996, September 30, 1997, and September 30, 1998, provided that Mr. Marks remains employed by the Company on each such date, Mr. Marks shall receive additional options to purchase 100,000 shares at an exercise price of $0.40 per share upon the same terms and conditions as contained in the Stock Option Agreement.

   If Mr. Marks' employment is terminated on or before September 30, 1996, he will be entitled to receive a severance payment equal to 75% of his annual base salary, to be paid in equal monthly installments during the period of October 1, 1996 through June 30, 1997. Mr. Marks shall also be entitled to receive the options to be granted to him as of September 30, 1996 and the Company shall continue to provide all insurance and welfare benefits.

   If Mr. Marks' employment is terminated as of September 30, 1997, Mr. Marks will be entitled to receive a severance payment equal to 50% of his annual base salary to be paid in six (6) substantially equal monthly installments during the period of October 1, 1997 through March 30, 1998. Mr. Marks will also be entitled to receive the options to be granted to him as of September 30, 1997 and the Company shall continue to provide all insurance and welfare benefits.

   In the event that Mr. Marks becomes disabled and is unable to perform the essential duties of his position, then the Company is to pay him the following compensation during such disability period:

   (1) In the first year of this Agreement, three (3) months of his annual base salary.

   (2) In the second year of this Agreement, six (6) months of his annual base salary.

   (3) In the third year of this Agreement, nine (9) months of his annual base salary.

   If the term of Mr. Marks' employment is not extended beyond September 30, 1998, Mr. Marks will be entitled to receive a severance payment equal to 25% of his annual base salary to be paid in three (3) substantially equal monthly installments during the period of October 1, 1998 through December 31, 1998. Per his employment agreement, Mr. Marks has the right to indemnification under certain circumstances relating to any possible legal liability arising from his employment with the Company. Mr. Marks also has certain rights of protection relating to any change in ownership or control of the Company.
(See Exhibit 10.33 filed herwith.)

Management Agreement
--------------------

   The Winbrook Group, Ltd. is a Chicago based venture capital firm that typically provides early round equity financing to start up, emerging, and underperforming companies. Winbrook's focus has been primarily in companies which manufacture, market, and distribute consumer products. Its investments include companies involved in proprietary school tools and activities products for children sold through the mass market; new age beverages; and a patented electronic dental plaque remover sold both through dental professionals and at retail.

   Winbrook maintains an active presence in each of its companies--both at board level and on a day-to-day basis working with the CEO and other senior executives both on strategic and tactical matters.

   As a condition to the Restructuring, the Company entered into a management agreement (the "Management Agreement") with Winbrook. Pursuant to the Management Agreement, Winbrook provides to the Company day-to-day executive management services until December 31, 1997 (subject to automatic consecutive one-year renewals, unless Winbrook or the Company terminates the Management Agreement in writing, more than 60 days prior to the end of the then-remaining term). Winbrook provided the Company with the services of Louis Yaseeen to serve as the president and chief executive officer of the Company until his resignation and the appointment of Mr. Erwin Marks as President and Chief Executive Officer in June 1995. If neither Mr. Yaseen nor a successor is then serving as CEO, Winbrook will use its best efforts to provide the Company with necessary support and consultation. For the provision of these services, Winbrook will receive an annual fee of $360,000 in the year ended December 31, 1995 (an additional prorated portion to be paid for any period after the Closing but prior to January 1, 1995), to be increased by 10% for each succeeding year. Winbrook may elect to terminate the Management Agreement at any time upon 120 days' notice. The Management Agreement may be terminated by the Company, prior to its scheduled maturity date, upon the occurrence of (i) Winbrook's uncured default under the Management Agreement, (ii) Winbrook's uncured willful and wanton misconduct intended to harm the Company, or (iii) the resignation of Mr. Yaseen (or any successor) and the uncured failure of Winbrook to use its best efforts to provide a successor acceptable to the Company's Board of Directors within a specified time period. Decision to terminate the Management Agreement for any of the reasons set forth in the preceding sentence, or for any other matter prior to the end of the then applicable term are to be made by a committee of the Company's Board of Directors consisting of each of the then serving directors of the Company not affiliated with Winbrook. Should the Management Agreement be terminated by the Company other than for any of the reasons specifically set forth in clauses
(i) through (iii) above, Winbrook shall be entitled to receive, in addition to any other damages under law or otherwise, its full fee for the remainder of the term of the Management Agreement, and all options issued to Messrs. Stone, Yaseen and Sorin pursuant to the 1994 Stock Option Plan (as hereinafter defined) shall immediately vest and become exercisable.

   Additionally, pursuant to the Management Agreement, the Company agreed to indemnify Winbrook, its principals, and the respective affiliates of Winbrook and its principals (each a "Winbrook Party") against any costs, expenses or liabilities related to their provision of services to the Company, and has covenanted not to sue such parties based upon any actions arising from the services of Winbrook, Mr. Yaseen (or any successor) or any other Winbrook Party to the Company, other than claims arising from the willful and wanton misconduct of any Winbrook Party which was taken with the intent to harm the Company. Such indemnity and covenant not to sue are, among other things, explicitly designed to protect each Winbrook Party from any liability resulting from any conflict of interest which arises for any reason, including, without limitation, because (i) Winbrook is the provider of services pursuant to the Management Agreement; (ii) its principals hold both stock and debt interests in the Company; (iii) its principals will constitute a majority of the Board of Directors, and pursuant to the Voting Agreement (as hereinafter defined), will have the right to continue to elect a majority of the Board of Directors; and (iv) the Agent, Winbrook's affiliate, will control the enforcement of the remedies of the holders of the Investor Notes.

   In fiscal 1995, Winbrook was paid $60,000 under the terms of the Management Agreement during the months of December, January, and February. Certain additional amounts due were reduced by agreement by the amount of compensation and related payroll costs associated with the employment of Erwin Marks, Chief Executive Officer, from June 1995 to September 1995. At September 30, 1995, $180,000 was accrued on the Company's books as due to Winbrook related to the Management Agreement.

Old Stock Option Plans
----------------------

   In April 1992, the Incentive Stock Option Plan adopted by the Company in 1982 (the "1982 Plan") expired. As of November 1, 1995, options to purchase 3,917 shares at an exercise price of $9.00 were outstanding under the 1982 Plan. In April 1993, the Company adopted a new Incentive Stock Option Plan (the "1993 Plan") making 66,666 shares available for sale pursuant to employee stock options. No options were granted under the 1993 Plan.

1994 Stock Option Plan
----------------------

   As part of the Restructuring, the stockholders approved the Company's 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that the number of shares of Common Stock available to be granted will equal 1,855,699 shares, representing 15 percent of the number of shares of Common Stock outstanding immediately following the closing of the Restructuring assuming exercise of all then outstanding options and warrants ("Fully Diluted Outstanding Shares").

   Under the terms of the 1994 Plan, options to purchase shares of Common Stock have been granted to the eight executive officers and directors of the Company as follows:


                                                       Percentage of
                              Shares Subject to     outstanding shares
                                 Option Under           on a fully
   Participant                     1994 Plan           diluted basis
   ---------------------      -----------------    --------------------
   Jack Solomon                     371,342                3.39%
   Joel Stone                       302,996                2.77
   Louis Yaseen                     302,996                2.77
   John Sorin                       302,996                2.77
   Carolyn Solomon                  311,242                2.84
   Erwin Marks                      100,000                 .91
   Joseph Atkin                      92,836                 .85
                                  ---------               ------
                                  1,784,408               16.30%
                                  =========               ======


   The exercise price for all of the foregoing options ranges from $.3888 to $.40 per share.


   One third of the options granted to Joel Stone, Louis Yaseen, John Sorin, Jack Solomon and Carolyn Solomon will vest and become exercisable on each of the first, second and third anniversaries of the closing of the Restructuring. One half of the options granted to Joseph Atkin will vest and become exercisable on each of the first and second anniversaries of the closing of the Restructuring.

   Upon the death or disability of any of the optionholders or in the case of Jack Solomon, Carolyn Solomon and Joseph Atkin, upon the termination of his or her respective employment without cause, all of the options granted to such optionholders shall vest immediately. In the case of Jack Solomon, Carolyn Solomon and Joseph Atkin, upon the voluntary termination of employment by the optionholders or termination by the Company for cause, all unvested options granted to such optionholders will be cancelled and forfeited. Upon termination of the Management Agreement, all unvested options granted to Messrs. Stone, Yaseen and Sorin will be cancelled and forfeited. In the event that the Management Agreement is terminated other than upon the terms and conditions for termination specified therein (and other than by the vote of directors who are affiliates of Winbrook) all unvested options granted to Messrs. Stone, Yaseen and Sorin shall become immediately vested and exercisable.

   The 1994 Plan is administered by a committee consisting of members of the Company's Board of Directors, comprised of Messrs. Stone, Yaseen and Sorin.

Profit Sharing and 401(K) Savings Plan
--------------------------------------

   Effective January 1988, the Company implemented a Profit Sharing and 401(K) Savings Plan. All full-time employees who are 21 years of age or more are eligible to join the plan after they complete one year of service. Employees may defer not less than 2% nor more than 15% of their compensation each year instead of receiving that amount in cash. The maximum employee contribution is limited by federal law to $9,240 for the calendar year ended December 31, 1995. No profit sharing contribution was declared or paid by the Company during fiscal years 1994 or 1995.

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
   The Company has no compensation committee. Jack Solomon, Carolyn Solomon, Joseph Atkin and Erwin Marks are all employed under management contracts. Jack Solomon and Carolyn Solomon served as directors of the Company until their resignation in June 1995. None of the foregoing officers or directors of the Company served in the last fiscal year as a director or member of the compensation committee of another entity whose executive officers served as directors of the Company. See Item 13 - Certain Relationships and Related Transactions - for a description of the transactions between the Company and each of the above foregoing directors and officers.

   The following table summarizes certain information concerning repricing of stock options held by executive officers since October 1, 1985:


                                                                                  Length of
                                                        Exercise                  Original Term
                               Number of  Market Price  Price at                  Remaining at
                               Shares     Stock at Time Time of                   Date of
                               Underlying of Repricing  Repricing    New Exercise Repricing or
Name and Position   Date       Options    or Amendment  or Amendment     Price    Amendment
----------------- ------------ ---------- ------------- ------------ ------------ -------------
Jack Solomon       1/26/94       10,000        $1.125       $18.75       $1.125    12 months
                                  8,334         1.125         9.00        1.125    24 months
                   12/13/94<F1> 371,342           .75        1.125         .388    60 months

Carolyn Solomon    1/26/94       10,000         1.125        18.75        1.125    12 months
                                  8,334         1.125         9.00        1.125    24 months
                   12/13/94<F1>  92,836           .75        1.125         .388    60 months

Joseph Atkin       1/26/94        3,333         1.125        30.75        1.125     8 months
                                  3,333         1.125        23.61        1.125    24 months
                                  3,333         1.125         9.00        1.125    36 months
                                  2,500         1.125         3.00        1.125    48 months
                   12/13/94<F1>  92,836           .75        1.125         .388    60 months


<F1>
These options are exercisable on anniversary dates beginning on December 13, 1995 and ending on December 13, 1997.

All share and price per share figures in the table above give effect to the Reverse Stock
Split.


Report of Board of Directors on Executive Compensation
------------------------------------------------------

   In connection with the restructuring and the continued operations of the Company, the Board entered into employment agreements with Jack Solomon, Carolyn Solomon, Joseph Atkin and Erwin Marks. Such agreements are detailed in Employment Contracts section. Also the Company adopted the 1994 Stock Option Plan granting options to purchase 1,748,408 of Common Stock to seven of the Company's officers and directors.

   The Board of Directors considered compensation plans as reported by two other public competing art gallery companies and found that the Company's executives are receiving less than their counterparts.

Stock Price Performance Graph
-----------------------------

   The Stock Price Performance Graph compares the yearly percentage change in the Company's cumulative total stockholder return on its Common Stock with the cumulative total returns of the Standard & Poor's 500 Stock Index (the "S & P 500 Index") and the Nasdaq Retail Trade Index (the "Nasdaq Index"). The comparison assumes $100 investments on September 30, 1989, in the Company's Common Stock, the S&P 500 Index and the Nasdaq Index, and further assumes reinvestment of dividends.

   250



                                                                      +
   200                                          +
                                                           +
                          +          +                                $


   150
                                                $          $
                                     $
                          $

   100      #$+



                          #
    50
                                     #


                                                           #
     0                                          #                     #
             1990       1991       1992       1993       1994       1995
                                       YEAR

     # Circle Fine Art Corporation        $ S & P 500 Index
     + NASDAQ Index


Item 12.  Security Ownership of Certain Beneficial Owners and Management
--------  --------------------------------------------------------------

   The following table sets forth as of December 31, 1995, the number of shares of Common Stock beneficially owned by (i) each person who is known by the Company to be the beneficial owner of more than 5% of the Common Stock and
(ii) each director and Named Executive Officer and the directors and officers of the Company as a group. See "Voting Agreement" below, regarding agreements among the holders of most of the outstanding voting securities which as result of such security holders could be deemed a "group" pursuant to Rule 13-d pursuant to the Exchange Act.


                                 Amount and Nature
                                 of Beneficial Ownership<F1>      Percent<F2>
                                 ----------------------------     -----------
Joel Stone <F3><F11>                 1,119,631                        10.9%
Louis Yaseen <F4><F11>                 553,392                         5.7%
John Sorin <F5><F11>                   857,505                         8.7%
Jack Solomon <F6><F11>                 567,193                         5.8%
Carolyn Solomon <F7><F11>              355,562                         3.7%
Erwin Marks <F11>                      100,000                         1.1%
Joseph Atkin <F8><F11>                  54,786                         0.6%

Directors and Executive Officers
  as a Group (7 persons)             3,527,678                        27.8%

David Nagelberg <F9><F12>              710,996                         7.2%

Ronald Heller <F10> <F12>              710,996                         7.2%

<F1>
Except as otherwise noted, all shares are held of record and are beneficially owned by the person indicated, with such person having sole voting and investment power over such shares. The share numbers include all shares purchasable pursuant to options or warrants held by such person, exercisable prior to January 31, 1996.

<F2>
Determined based upon (i) the number of shares of Common Stock actually outstanding and (ii) any shares subject to options or warrants held solely by the person or group with respect to which such percentage is being calculated or which are or will be exercised at any time prior to January 31, 1996.

<F3>
Includes 315,721 shares subject to warrants and 803,910 shares held by Jo-Bar Enterprises LLC, a limited liability company owned by Mr. Stone and certain members of his family, and of which Mr. Stone is the managing member. As managing member, Mr. Stone has voting and investment power with respect to all such shares. Does not include 201,997 shares that may be acquired by Mr. Stone upon exercise of stock options that are not vested. See "Item 11. Executive Compensation - 1994 Stock Option Plan."

<F4>
Includes 231,827 shares of stock subject to warrants held by Mr. Yaseen's wife, Linda L. Yaseen, as well as 321,565 shares of Common Stock purchased by Ms. Yaseen (which include 192,939 shares purchased directly by Ms. Yaseen and 128,626 shares purchased through a self directed IRA account)" pursuant to the Restructuring, as to which Mr. Yaseen disclaims any beneficial interest as he does not share (and will not share) voting or investment power other than pursuant to the Voting Agreement discussed below. Does not include 201,997 shares that may be acquired by Mr. Yaseen upon exercise of stock options that are not vested. See "Item 11. Executive Compensation - 1994 Stock Option Plan."

<F5>
Includes 294,768 shares of stock subject to warrants and 562,737 shares held by the John Sorin Living Trust dated 1990, as to which Mr. Sorin has exclusive voting and investment power. Does not include 201,997 shares that may be acquired by Mr. Sorin upon exercise of stock options that are not vested. See "Item 11. Executive Compensation - 1994 Stock Option Plan."

<F6>
Does not include any shares owned of record by Mr. Solomon's wife, Carolyn Solomon, Executive Vice President of the Company, as to which shares Mr. Solomon shares no voting or investment power and disclaims beneficial ownership, however, it does include 80,391 shares held in joint tenency by Mr. and Ms. Solomon. Also does not include 247,561 shares that may be acquired upon exercise of stock options that are not vested. See "Item 11. Executive Compensation - 1994 Stock Option Plan."

<F7>
Does not include any shares owned by Ms. Solomon's husband, Jack Solomon, Managing Director and Founder, as to which shares Ms. Solomon shares no voting or investment power and disclaims beneficial ownership, however, it does include 80,391 shares held in joint tenency by Mr. and Ms. Solomon. Also does not include 61,892 shares that may be acquired upon exercise of stock options that are not vested. See "Item 11. Executive Compensation - 1994 Stock Option Plan."

<F8>
Does not include 46,418 shares that may be acquired upon exercise of stock options that are not vested. Includes "(i)" 1,167 shares held by his daughter, Judy Atkin; "(ii)" 1,167 held by his daughter, Lisa Atkin; "(iii)" 4,167 held by his wife, Carol Atkin. See "Item 11. Executive Compensation - 1994 Stock Option Plan."

<F9>
Includes (i) 349,036 shares subject to warrants held by Mr. Nagelberg and (ii) 160,782 shares held by Mr. Nagelberg's wife, Bette Nagelberg.

<F10>
Includes (i) 90,440 shares subject to warrants held by Mr. Heller, (ii) 62,358 shares subject to warrants held by Mr. Heller through a self directed I.R.A. account, (iii) 196,238 shares subject to warrants held in joint tenancy by Mr. Heller and his wife, Joyce Heller and (iv) 361,750 shares held in joint tenancy by Mr. and Mrs. Heller.

<F11>
The address of Messrs. Solomon, Marks and Atkin and Ms. Solomon is 303 East Wacker Drive, Suite 830, Chicago, Illinois. The address of Messrs. Stone, Yaseen and Sorin is 8700 West Bryn Mawr, Chicago, Illinois.

<F12>
The address of Messrs. Nagelberg and Heller is 30 Montgomery Street, Jersey City, New Jersey, 07302.


Voting Agreement
----------------
   As a condition to the Restructuring, the Company, the Placement Agent, the holders of the First Warrants and Second Warrants, Jack Solomon, Carolyn Solomon and each of the New Investors entered into a voting agreement (the "Voting Agreement"). Initially, the Board consists of five members: the three Winbrook principals, Jack Solomon and Carolyn Solomon. In June 1995, both Jack Solomon and Carolyn Solomon resigned as Board members. Furthermore, Mr. David Pollick was named to the Board by the Winbrook Group in June 1995. The Voting Agreement provides that the Placement Agent will have the right to appoint a nominee and Winbrook will have the right to appoint two (or if the Placement Agent appoints a director, three) additional nominees. Thus, pursuant to the Voting Agreement, the Company's Board of Directors may in the future consist of seven people (or nine if the Placement Agent exercises its right to appoint a director), consisting of (i) one nominee of Jack Solomon (initially to be Jack Solomon) so long as Jack Solomon continues to devote his full time and efforts as an employee of the Company upon the terms set forth in his employment agreement; (ii) one nominee of Carolyn Solomon (initially to be Carolyn Solomon) so long as Carolyn Solomon continues to devote her full time and efforts as an employee of the Company upon the terms set forth in her employment agreement; (iii) until the third anniversary of the closing of the Restructuring, and upon receipt of written notice from the Placement Agent, one nominee of the Placement Agent; and (iv) five (or six, in the event that the Placement Agent has nominated a director as described in clause (iii)) nominees of Winbrook, so long as affiliates of Winbrook (or their relatives) hold at least one-third of the number of shares of Registrable Stock held by affiliates of Winbrook as of the closing of the Restructuring.

   The parties to the Voting Agreement also agreed to vote to remove any director nominated as described above as directed by the person which nominated such director, provided that Winbrook may not require the other parties to the Voting Agreement to vote to remove any director nominated by Winbrook which is not an affiliate of Winbrook or the Company. The Company's Restated Certificate of Incorporation, however, currently precludes the stockholders from removing any director before the expiration of his or her term other than for cause and would have to be amended in order to permit such removal. The Company has not been informed whether or not the Winbrook designees to the Board will recommend that the Company so amend its Restated Certificate of Incorporation. The Voting Agreement has a term of ten years, but will be terminated at such earlier time, after the date of a firm commitment public offering by the Company at a price not less than $5 per share and yielding net proceeds to the Company of not less than $5 million, on which Winbrook delivers a notice to each of the parties terminating the Voting Agreement. The terms of the Voting Agreement will not be binding upon any transferee of any New Investor's Common Stock which has purchased such Common Stock in (i) a transaction exempt from registration under Rule 144 under the 1933 Act or (ii) an offering pursuant to an effective registration statement under the 1933 Act.

   The parties to the Voting Agreement collectively hold in excess of 85% of the shares of Common Stock outstanding immediately following the closing of the Restructuring (and upon exercise of all of the warrants and options outstanding following the Restructuring, the percentage will increase even further). Therefore, the Voting Agreement ensures (assuming that each of the parties thereto performs its obligations) that Winbrook will have the ability to nominate a majority of the Company's Board of Directors for the term of the Voting Agreement or until (a) there have been sufficient transfers of Common Stock by parties thereto or (b) the Company issues sufficient additional voting securities not subject to the Voting Agreement such that (in either such case) the parties to the Voting Agreement no longer control a majority of the outstanding voting stock of the Company.

Item 13. Certain Relationships and Related Transactions
-------- ----------------------------------------------

   Concurrently with the execution and delivery of an agreement in principle on June 29, 1994, Winbrook-led group of investors made a $500,000 bridge loan to the Company due September 30, 1994, and in partial consideration thereof, the Winbrook-led investors were issued warrants having a term of 10 years to acquire approximately 7% of the Company's then outstanding shares at an exercise price of $.04 per share. On September 22, 1994, the Winbrook-led group of investors made a $600,000 bridge loan due December 31, 1994 to the Company and extended the maturity date of the $500,000 term loan made on June 29, 1994, from September 30, 1994 to December 31, 1994. In partial consideration thereof, the Winbrook-led group of investors were issued warrants, having a term of 10 years, to acquire approximately 3.3% of the Company's then outstanding shares at an exercise price of $.04 per share. As a result of the foregoing transaction, the Winbrook-led group had made bridge loans to the Company in an aggregate amount of $1.1 million and were issued warrants to acquire approximately 11% of the Company's then outstanding shares of Common Stock. In the Restructuring, the Bridge Loans were cancelled in consideration of the Company issuing Common Stock and Investor Notes in exchange. The Restructuring resulted in a change in control of the Company with principals of Winbrook constituting a majority of the Board of Directors of the Company.

   In October 1994, Winbrook acquired a 50% interest in CAMA Inc., a joint venture of the Company, ("CAMA"), from the Company's joint venture partners, for $37,500. In addition, Winbrook agreed to hold the joint venture partners harmless with respect to each of their respective guarantees (the "CAMA Guarantees") of CAMA's debt (in the original principal amount of $250,000, of which approximately $60,000 was then outstanding) to Manufacturer's Bank and to cause the CAMA Guarantees to be released and the joint venture partners provided certain other non-cash additional consideration. In the Restructuring, Winbrook transferred its purchased interest in CAMA to the Company in consideration for repayment of $37,500 being all amounts expended by Winbrook in connection with such transaction, and provision to Winbrook of an indemnity against any future liability related to CAMA or the CAMA related-transaction.

   During fiscal 1995, the Company charged to Joe Atkin's personal credit cards various sums in order to provide the Company with goods and services that it could not otherwise currently fund. Due to the Company's financial situation, no corporate credit cards were available to the Company. During fiscal 1995, Mr. Atkin's credit cards were used to purchase goods and services on behalf of the Company in aggregate amounts of $290,000. All of these amounts have been reimbursed by the Company. These items were in addition to normal expense reimbursements to Mr. Atkin.

   The Company has a policy of permitting officers, directors, and 5% or more shareholders of the Company to purchase art from the Company for an amount not less than 120% of the Company's cost but which is also significantly below the list price for such art. In fiscal 1995, the following art purchases were incurred:



    Sold To             Inventory Cost      Purchase Price      Retail Price
    -----------------   --------------      --------------      ------------
    Ronald Heller             $22,000             $67,000          $571,000
    John Sorin                 18,000              53,000           512,000
    David Nagelberg            13,000              47,000           487,000
    Joel Stone                 10,000              42,000           433,000
    Louis Yaseen                8,000              23,000           229,000


                                       PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K
-------- ----------------------------------------------------------------

Financial Statements and Financial Schedules

 (a) List of documents filed as part of this report.

     (1) Financial Statements

         Report of Independent Auditors

         Consolidated Statements of Operations for the years ended
          September 30, 1995, 1994, and 1993

         Consolidated Balance Sheets as of September 30, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended
          September 30, 1995, 1994, and 1993

         Consolidated Statements of Shareholders' Equity (Deficit) for the years ended September 30, 1995, 1994, and 1993

         Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules

         Report of Independent Auditors

         II. Valuation and Qualifying Accounts

      All other financial statements and schedules not listed have been omitted because they are not applicable, not required or because the required information is included in the consolidated financial statements or notes thereto.

 (b)  Reports on Form 8-K

      None

 (c)  Exhibits

      The following exhibits are incorporated by reference or submitted herewith as indicated .

Exhibit
Number                            Exhibit Description
--------                          -------------------

  3.1 Restated Certificate of Incorporation (incorporated herein by reference from Exhibit 3.1 to From 10-K filed December 27, 1994).

  3.2 Restated By-laws (incorporated herein by reference from Exhibit 3.2 to Form 10-K filed December 27, 1994).

  4.1 Certificate of Designation for Series A Cumulative Preferred Stock (incorporated by reference from Exhibit 4 to Form 8-K filed December 28, 1994.)

  4.2 Option of Winbrook Group, Ltd. to purchase Preferred Stock from Chrysler Capital Corporation (filed herewith).

    9 Voting Agreement dated December 13, 1994 between Circle Fine Art Corporation, The Winbrook Group, Ltd., Carolyn Solomon, Jack Solomon, M.H. Meyerson & Co., and each person who is a signatory thereto (incorporated by reference from Exhibit 10.2 to Form 8-K filed December 28, 1994.)

 10.1 Warrant to purchase shares of common stock of Circle Fine Art Corporation, dated December 10, 1987 (incorporated herein by reference from Exhibit 4(b) to Form 10-K filed December 24, 1987).

 10.2 Warrant to purchase shares of common stock of Circle Fine Art Corporation dated July 28, 1989 (incorporated herein by reference from Exhibit 4 (b) to Form 10-Q for the quarter ended June 30,
           1989).

 10.3 Warrant to purchase shares of common stock of Circle Fine Art Corporation dated June 29, 1994 (incorporated herein by reference from Exhibit 10.4 to Form 8-K filed July 5, 1994).

 10.4 Warrant to purchase shares of common stock of Circle Fine Art Corporation dated September 22, 1994 (incorporated herein by reference from Exhibit 10.3 to Form 8-K filed September 28, 1994).




 10.5 Warrant to purchase shares of common stock of Circle Fine Art Corporation dated December 13, 1994 (incorporated herein by reference from Exhibit 10.15 to Form 8-K filed December 28, 1994).

 10.6 The 1982 Circle Fine Art Corporation Incentive Stock Option Plan (incorporated herein by reference from Exhibit 4-1 to Form 10-Q for the quarter ended March 31, 1982).

 10.7 Profit Sharing and Savings Plan and Trust Summary Plan Description (incorporated herein by reference from Exhibit 4 (e) to Form 10-K filed December 24, 1987).

 10.8 1989 Special Option Plan (incorporated herein by reference from Appendix I of the Definitive Proxy Statement and form of Proxy which was mailed to the Registrant's security holders as of February 27, 1989).

 10.9      1994  Stock Option Plan (incorporated herein by reference from
           Exhibit 10.14 to Form 8-K filed December 28, 1994).

10.10 Second Amended and Restated Credit Agreement dated December 13, 1994 between Circle Fine Art Corporation of Illinois and Standard Chartered Bank (incorporated herein by reference from Exhibit 10.16 to Form 8-K filed December 28, 1994).

10.11 Documents related to Securities Purchase Agreement for Subordinated Promissory Notes aggregating $5.0 million dated December 10, 1987, including exhibits (incorporated herein by reference from Exhibit 10 (b) to Form 10-K filed December 24, 1987 and by reference from
           Exhibit 4 (a), (b), (c), (d) and (e) to Form 10-Q for the quarter ended June 30, 1989).

10.12 Documents related to Securities Purchase Agreement for Subordinated Promissory Notes aggregating $5.0 million dated July 27, 1989, including exhibits thereto (incorporated herein by reference from Exhibits 4 (a), (b), (c), (d), and (e) to Form 10-Q for the quarter ended June 30, 1989).

10.13 Bond documents related to the lease of the facility at 599 Broadway, New York City, including exhibits thereto (incorporated herein by reference from Exhibit 10 (g) to Form 10-K filed December 23, 1988).

10.14 Documents related to Refinancing of Circle Fine Art Corporation by Chrysler Capital Corporation (incorporated herein by reference from Exhibit 10(r) to Form 10-K filed December 30, 1993).

10.15 Consolidated Amendment No. 3 to Securities Purchase Agreement and Amendment No. 2 to Securities Purchase Agreement dated December 13, 1994 between Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois and Chrysler Capital (incorporated herein by reference from Exhibit 10(t) to Form 10-K filed December 30,
           1993).

10.16 Amendment No. 8 to Guaranty Agreement dated August 13, 1992, among Marine Midland Bank, N.A., Circle Fine Art Corporation and Circle Fine Art Corporation of Illinois (incorporated herein by reference from Exhibit 10(t) to Form 10-K filed December 30, 1993).

10.17 Amendment No. 9 to Guaranty Agreement, dated December 21, 1992, among Marine Midland Bank, N.A., Circle Fine Art Corporation and Circle Fine Art Corporation of Illinois (incorporated herein by reference from Exhibit 10(v) to Form 10-K filed December 30, 1993).

10.18 Management Agreement dated December 13, 1994 between Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois and The Winbrook Group, Ltd. (incorporated by reference from Exhibit 10.3 to Form 8-K filed December 28, 1994.)

10.19 Registration Rights Agreement dated December 13, 1994 between Circle Fine Art Corporation, Chrysler Capital Corporation, M.H. Meyerson & Co., Inc. and the other parties thereto (incorporated by reference from Exhibit 10.4 to Form 8-K filed December 28, 1994.)

10.20 Stock Restriction Agreement dated December 13, 1994 between Circle Fine Art Corporation, Jack Solomon, Carolyn Solomon, Joseph Atkin, Chrysler Capital Corporation and the other parties named therein (incorporated by reference from Exhibit 10.5 to Form 8-K filed December 28, 1994.)

10.21 Agency Agreement, dated December 13, 1994, by and between Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois, CFA Note Agent, L.L.C. and each of the other parties thereto (incorporated by reference from Exhibit 10.6 to Form 8-K filed December 28, 1994.)

10.22 Security Agreement dated December 13, 1994 in favor of CFA Note Agent, L.L.C. by Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois, Circle Gallery, Ltd., Great Time Corporation, Circle Gallery of Animation and Cartoon Art, Ltd., Circle Gallery of Canada, Ltd. Circle N.Y. Properties, Inc. and Art of Barter, Inc. (incorporated by reference from Exhibit 10.7 to Form 8-K filed December 28, 1994.)

10.23 Guarantee dated December 13, 1994 in favor of CFA Note Agent, L.L.C. by Circle Fine Art Corporation, Circle Gallery, Ltd., Great Time Corporation, Circle Gallery of Animation and Cartoon Art, Ltd., Circle Gallery of Canada, Ltd., Circle N.Y. Properties, Inc., and Art of Barter, Inc. (incorporated by reference from Exhibit
           10.8 to Form 8-K filed December 28, 1994.)

10.24 Subordinated Stock Pledge Agreement dated December 13, 1994 in favor of CFA Note Agent, L.L.C. by Circle Fine Art Corporation (incorporated by reference from Exhibit 10.9 to Form 8-K filed December 28, 1994.)

10.25 Subordinated Patent, Trademark and License Mortgage dated December 13, 1994 in favor of CFA Note Agent, L.L.C. by Circle Fine Art Corporation (incorporated by reference from Exhibit 10.10 to Form 8-K filed December 28, 1994.)

10.26 Employment Agreement, dated as of December 13, 1994, between Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois and Jack Solomon (incorporated by reference from Exhibit 10.11 to Form 8-K filed December 28, 1994.)

10.27 Employment Agreement, dated as of December 13, 1994, between Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois and Carolyn Solomon (incorporated by reference from Exhibit 10.12 to Form 8-K filed December 28, 1994.)

10.28 Employment Agreement, dated as of December 13, 1994, between Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois and Joe Atkin (incorporated by reference from Exhibit 10.13 to Form 8-K filed December 28, 1994.)

10.29 Secured Subordinated Promissory Note issued December 13, 1994 by Circle Fine Art Corporation of Illinois to Chrysler Capital Corporation (incorporated by reference from Exhibit 10.18 to Form 8-K filed December 28, 1994.)

10.30 Amendment No. 10 Guaranty Agreement dated December 7, 1994, among Marine Midland Bank, N.A., Circle Fine Art Corporation and Circle Fine Art Corporation of Illinois (incorporated by reference from
           Exhibit 10.19 to Form 8-K filed December 28, 1994.)

10.31 Form of Purchase Option issued by Circle Fine Art Corporation on December 13, 1994 to designees of M.H. Meyerson & Co., Inc. to purchase an aggregate of 401,954 shares of the Common Stock, $.01 par value per share, of Circle Fine Art Corporation (incorporated by reference from Exhibit 10.20 to Form 8-K filed December 28, 1994.)

10.32 Amendment to Employment Agreement dated December 13, 1994, between Circle Fine Art Corporation and Carolyn Solomon (filed herewith).

10.33 Employment Agreement dated as of June 19, 1995 between Circle Fine Art Corporation, Circle Fine Art Corporation of Illinois and Erwin Marks (filed herewith).

  16 Letter of Ernst & Young dated September 21, 1994 regarding concurrence with statements made by Circle in this report (incorporated herein by reference from Exhibit 16 to Form 8-K/A filed September 22, 1994).

  21       Subsidiaries of the Registrant (filed herewith).

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CIRCLE FINE ART CORPORATION


                                    BY:     JOSEPH R. ATKIN /S/
                                            Joseph R. Atkin
                                            Vice President of Finance and
                                            Chief Financial Officer
Date:  December 27, 1995

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

SIGNATURE                     TITLE                          DATE
---------                     -----                          ----

JOEL STONE /S/                Chairman of the Board          December 27, 1995
--------------                                               -----------------
Joel Stone

ERWIN MARKS /S/               President and Chief Executive  December 27, 1995
---------------               Officer                        -----------------
Erwin Marks

LOUIS YASEEN /S/              Director                       December 27, 1995
----------------                                             -----------------
Louis Yaseen

JOHN SORIN  /S/               Director                       December 27, 1995
----------------                                             -----------------
John Sorin

DAVID POLLICK /S/             Director                       December 27, 1995
-----------------                                            -----------------
David Pollick

JOSEPH R. ATKIN /S/           Vice President of Finance and  December 27, 1995
-------------------           Chief Financial Officer        -----------------
Joseph R. Atkin               (Principal Financial Officer)

BRIAN BETTENCOURT /S/         Controller                     December 27, 1995
---------------------                                        -----------------
Brian Bettencourt

Financial Statements and Financial Schedules


(a) List of documents filed as part of this report.

                                                                  PAGE
                                                                  ----
    (1) Financial Statements

        Report of Independent Auditors                           F-2-3

        Consolidated Statements of Operations for the years
        ended September 30, 1995, 1994 and 1993                    F-4

        Consolidated Balance Sheets as of September 30, 1995
        and 1994                                                   F-5

        Consolidated Statements of Cash Flows for the years
        ended September 30, 1995, 1994 and 1993                    F-6

        Consolidated Statements of Shareholders' Equity (Deficit)
        for the years ended September 30, 1995 and 1994 and 1993   F-7

        Notes to Consolidated Financial Statements              F-8-22

    (2) Financial Statement Schedules

        Report of Independent Auditors                            F-23

        II. Valuation and Qualifying Accounts                     F-24

                         INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Circle Fine Art Corporation

We have audited the accompanying consolidated balance sheet of CIRCLE FINE ART CORPORATION (the "Company") as of September 30, 1995 and 1994 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
 An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Fine Art Corporation as of September 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The financial statements have been prepared assuming that the Company will continue as a going concern. As described in Notes 1 and 6 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency. In addition, the Company has not made certain scheduled principal and interest payments and is in default under the provisions of its loan agreements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Notes 1 and 6. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ALTSCHULER, MELVOIN AND GLASSER LLP

Chicago, Illinois
December 22, 1995

                           REPORT OF INDEPENDENT AUDITORS
                           ------------------------------


To the Board of Directors and Shareholders
Circle Fine Art Corporation


   We have audited the consolidated balance sheet of Circle Fine Art Corporation and Subsidiaries for the year ended September 30, 1993 (not presented separately herein) and the related statements of operations, shareholders' equity and cash flows and financial statement schedule listed in the Index at Item 14(a) as of and for the year ended September 30, 1993. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Circle Fine Art Corporation and Subsidiaries at September 30, 1993 and the consolidated results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   The financial statements and schedule referred to above have been prepared assuming that Circle Fine Art Corporation and Subsidiaries will continue as a going concern. As more fully described in Notes 1 and 6, the Company has not made certain scheduled principal and interest payments and has failed to comply with various loan covenants. In addition, the lenders have demanded payment and expressed intent to exercise other rights. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of Circle Fine Art Corporation and Subsidiaries to continue as a going concern.

                                            ERNST & YOUNG LLP

Chicago, Illinois
December 3, 1993

                   CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993
                                              1995          1994          1993
                                      ------------- ------------- -------------
Net Sales                              $20,369,000   $18,831,000   $22,649,000

Cost of Sales                           10,544,000     9,192,000    11,021,000
                                      ------------- ------------- -------------

Gross Profit                             9,825,000     9,639,000    11,628,000

Selling Expenses                        11,672,000    11,180,000    13,344,000

General and Administrative Expenses      2,456,000     2,444,000     2,771,000

Loss on Closed Galleries                   205,000       258,000       604,000
                                      ------------- ------------- -------------

Loss from Operations                    (4,508,000)   (4,243,000)   (5,091,000)

Interest Expense                        (5,000,000)   (2,989,000)   (2,309,000)

Gain (Loss) on Investment
 in Affiliates                             278,000        17,000       (77,000)
                                      ------------- ------------- -------------

Loss from continuing operations
 before Income Taxes and
 Extraordinary                          (9,230,000)   (7,215,000)   (7,477,000)

Income Taxes                                 -             -             -
                                      ------------- ------------- -------------

Loss from continuing operations
 before Extraordinary Gain             $(9,230,000)  $(7,215,000)  $(7,477,000)
                                      ------------- ------------- -------------

Gain on Sale of Discontinued
 Operations, net of applicable income
 taxes of $0                               348,000         -             -

Loss from Operations of Discontinued
 Operations, net of applicable income
 taxes of $0                               (90,000)     (202,000)      (63,000)
                                      ------------- ------------- -------------

Loss before Extraordinary Gain          (8,972,000)   (7,417,000)   (7,540,000)

Extraordinary Gain, net of applicable
 income taxes of $0                      4,441,000         -             -
                                      ------------- ------------- -------------

Net Loss                                (4,531,000)   (7,417,000)   (7,540,000)
                                      ============= ============= =============

Loss from continuing operations
 Per Common Shares Before
 Extraordinary Gain                          (1.23)        (6.40)        (6.61)

Gain Per Common Share on Sale of
 Discontinued Operations                       .05            -             -

Loss Per Common Share from Operations
 of Discontinued Operations                   (.01)         (.18)         (.06)
                                      ------------- ------------- -------------

Loss Per Common Share Before
 Extraordinary Gain                          (1.19)        (6.58)        (6.67)

Extraordinary Gain Per Common Share            .59            -             -
                                      ------------- ------------- -------------

Net Loss Per Common Share                    $(.60)       $(6.58)       $(6.67)
                                      ============= ============= =============

Weighted Average Number of Common
 Shares Outstanding                      7,545,081     1,126,759     1,130,093
                                      ============= ============= =============


        The accompanying notes are an integral part of this statement.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                  --------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
ASSETS                                September 30, 1995     September 30, 1994
------                                ------------------     ------------------
Current Assets:
  Cash                                         $114,000               $151,000
  Receivables, Net of Allowance
   for Doubtful Accounts of $10,000
   at September 30, 1995 and $175,000
   at September 30, 1994                        680,000                668,000
  Barter Receivables, Net of Allowance
   for Doubtful Accounts of $343,000
   at September 30, 1994                         19,000                736,000
  Inventories                                10,745,000             12,077,000
  Other Current Assets                          255,000                743,000
                                      ------------------     ------------------
  Total Current Assets                       11,813,000             14,375,000

Investment in Art                             3,966,000              4,101,000
Property, Plant and Equipment, Net            4,810,000              5,432,000
Other Assets                                    822,000                321,000
                                      ------------------     ------------------
                                            $21,411,000            $24,229,000
                                      ==================     ==================

LIABILITIES AND SHAREHOLDERS'
-----------------------------
EQUITY (DEFICIT)
----------------
Current Liabilities:
  Accounts Payable                            3,848,000              4,535,000
  Barter Payable                                243,000              1,057,000
  Accrued Expenses:
   Interest                                   3,458,000              3,890,000
    Compensation                                767,000                714,000
    Taxes, other than payroll                   143,000                387,000
    Other                                     1,488,000              1,192,000
  Customer Deposits and Credits               1,125,000                488,000
  Notes Payable                                   -                  1,100,000
  Debt in Default                            17,278,000             24,137,000
                                      ------------------     ------------------
   Total Current Liabilities                 28,350,000             37,500,000
                                      ------------------     ------------------

Commitments and Contingencies

Shareholders' Equity (Deficit):
 Preferred Stock, $.01 par value;
  authorized 100,000 shares;
  4,000 shares issued and outstanding.
 Common Stock, $.01 par value;
  authorized 15,000,000 shares;
  9,172,536 shares issued and
  outstanding at September 30, 1995;
  $.30 par value; authorized
  5,000,000 shares; 1,133,425 shares
  issued and outstanding at
  September 30, 1994.                            91,000                340,000
 Additional Paid-In Capital                  14,934,000              3,822,000
 Accumulated Deficit                        (21,854,000)           (17,323,000)
                                      ------------------     ------------------
                                             (6,829,000)           (13,161,000)
 Less 6,667 shares of Treasury
  Stock at Cost                                (110,000)              (110,000)
                                      ------------------     ------------------
Total Shareholders' Equity (Deficit)         (6,939,000)           (13,271,000)
                                      ------------------     ------------------
                                            $21,411,000            $24,229,000
                                      ==================     ==================

         The accompanying notes are an integral part of this statement.
                                          F-5

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


                                              1995          1994          1993
                                      ------------- ------------- -------------
OPERATING ACTIVITIES:
 Net loss                              $(4,531,000)  $(7,417,000)  $(7,540,000)

 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:

  Depreciation and amortization          1,063,000     1,182,000     1,620,000
  Increase in Term Notes due to
   non-cash interest                       109,000        --           500,000
  Gain on Sale of Discontinued
   Operations                             (348,000)       --            --
  (Gain)/Loss on investment in
   affiliates                             (248,000)      (17,000)       77,000
  Loss on write off of leasehold
   improvements on closed galleries        108,000        89,000       412,000
  Extraordinary gain                    (4,441,000)       --            --
  Other                                     49,000      (178,000)       53,000
 Change in operating assets and
  liabilities:
  Receivables                              802,000       458,000      (160,000)
  Income taxes refundable                   --            --           134,000
  Inventories                            1,467,000       867,000     2,319,000
  Other current assets                     249,000        42,000       532,000
  Accounts payable, accrued
   compensation and accrued expenses     3,396,000     4,041,000     3,182,000
  Customer deposits and credits            637,000        74,000       (43,000)
  Other Assets                            (540,000)       --            --
                                      ------------- ------------- -------------

  Net cash provided by (used in)
   operating activities                 (2,228,000)     (859,000)    1,086,000
                                      ------------- ------------- -------------

INVESTING ACTIVITIES:
 Capital expenditures                     (603,000)     (335,000)     (961,000)
 Increase in investment in and
  advances to affiliates                    --           (18,000)      (10,000)
                                      ------------- ------------- -------------

 Net cash used in investing activities    (603,000)     (353,000)     (971,000)
                                      ------------- -------------- ------------


FINANCING ACTIVITIES:
 Repayment of debt                        (539,000)      (43,000)     (645,000)
 Proceeds from issuance of new loans     2,500,000        --           455,000
 Proceeds from issuance of new stock     1,933,000        --            --
 Proceeds from note payable                 --         1,100,000        --
 Payment of note payable                (1,100,000)       --            --
                                      ------------- ------------- -------------

 Net cash provided by financing
  activities                             2,794,000     1,057,000      (190,000)
                                      ------------- ------------- -------------

 Net decrease in cash                      (37,000)     (155,000)      (75,000)
 Cash at beginning of period               151,000       306,000       381,000
                                      ------------- ------------- -------------

 Cash at end of period                    $114,000      $151,000      $306,000
                                      ============= ============= =============

 Supplemental disclosures of cash
  flow information:

 Cash paid during the year for:
  Interest                                $708,300       $80,200      $596,000
  Income Taxes                              --            --            --

 Supplemental disclosures of non-cash
  investing and financing activities:

  Conversion of debt to equity           4,930,000        --            --
  Issuance of preferred stock upon
   conversion of long-term debt          4,000,000        --            --


            The accompanying notes are an integral part of this statement.

                                        CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)
                                       YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

                                          COMMON STOCK               TREASURY STOCK
                                          ------------               --------------
                                                                                            ADDITIONAL    RETAINED
                                                                                             PAID-IN      EARNINGS
                                      SHARES        AMOUNT        SHARES        AMOUNT       CAPITAL      (DEFICIT)        TOTAL
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at September 30, 1992        3,410,277      $341,000       (20,000)    $(110,000)   $3,821,000   $(2,366,000)   $1,686,000

Net loss for fiscal year                                                                                 $(7,540,000)  $(7,540,000)
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------
Balance at September 30, 1993        3,410,277      $341,000       (20,000)    $(110,000)   $3,821,000   $(9,906,000)  $(5,854,000)

Net loss for fiscal year                                                                                 $(7,417,000)  $(7,417,000)

Correction of shares issued
  and outstanding                      (10,001)       (1,000)                                    1,000
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at September 30, 1994        3,400,276      $340,000       (20,000)    $(110,000)   $3,822,000  $(17,323,000) $(13,271,000)

Effect of 1 for 3 Stock Split       (2,266,851)     $(22,000)       13,333                     $22,000

Reduction of Common Stock
 Par Value                                         $(307,000)                                 $307,000

Restructuring Fees                                                                           $(567,000)                  $(567,000)

Capital contribution resulting
 from the conversion of
 Subordinated Notes                                                                         $4,930,000                  $4,930,000

Issuance of Common Stock             8,039,111       $80,000                                $2,420,000                  $2,500,000

Issuance of Preferred Stock                                                                 $4,000,000                  $4,000,000

Net loss for fiscal year                                                                                 $(4,531,000)  $(4,531,000)
                                  ------------- ------------- ------------- ------------- ------------- ------------- -------------

Balance at September 30, 1995        9,172,536       $91,000        (6,667)    $(110,000)  $14,934,000  $(21,854,000)  $(6,939,000)


          The accompanying notes are an integral part of this statement.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

1. Summary of significant accounting policies:

   Basis of Presentation:

   The accompanying consolidated financial statements include the accounts of Circle Fine Art Corporation (the "Company") and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company's investment in its one 50% owned affiliate is accounted for by the equity method.

   The Company's consolidated financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Since 1990, the Company has suffered recurring losses from operations and continues to have a net capital deficiency. As a result of its losses, since June 1995 the Company has not made scheduled principal and interest payments, has failed to comply with various loan covenants, and has deferred real estate lease and rental payments. The Company has been able to continue to operate through the date hereof only by failing to make such required debt service payments, reducing and not replacing inventory, and postponing the payments due its artists, landlords and other vendors. The Company has been unable to purchase sufficient amounts of new inventory which has further adversely affected the Company's net sales.

   The Company's financial condition and prospects depends upon its ability to generate sufficient sales revenue to meet cash flow requirements and to reduce and maintain operating expenses at their lowest acceptable levels. In order to accomplish this, the Company is continuing its efforts to lower operating expenses through staff reduction, reduction of discretionary spending and is closing certain marginal gallery locations. The Company also has and will continue to limit major capital expenditures and reduce inventory levels in order to provide funds for operations and debt reduction. The lack of operating cash, however, sometimes causes the Company to incur unnecessary expenses, such as late fees, penalties, and interest charges, with respect to normal operating expenses.

   If the Company fails to significantly increase its net sales, it may find it necessary to undertake other actions as may be appropriate including, without limitation, further curtailments of its business operations and/or further debt restructuring.

   The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result in the event such actions become necessary.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

1. Summary of significant accounting policies: (continued)

   Allowance for Doubtful Accounts:

   The Company, on a periodic basis, reviews the collectibility of its receivables and based on these reviews provides for an allowance for doubtful accounts. When a receivable is determined to be uncollectible it is written off.

   Inventories:

   Inventories are valued at the lower of cost (specific identification method) or market.

   Investment in Art:

   The Company has segregated certain works of art which are intended to be held as a long- term investment. This art is valued at the lower of cost (specific identification method) or market.

   Property, Plant and Equipment:

   Property, plant and equipment are stated at cost.

   Depreciation is provided by use of the straight-line method over the estimated useful lives of these assets. Leasehold improvements are amortized under the straight-line method over the shorter of the estimated useful life of the asset or the term of the lease.

   Other Assets:

   In fiscal 1995, the Company capitalized approximately $822,000 relating to fees incurred for the December 1994 financial restructuring (see Note 7). These fees are being amortized between a five and seven year period.

   Revenue Recognition:

   Retail gallery sales are recognized when the entire selling price has been received and substantial performance has been completed. Wholesale sales are recognized at the time of shipment to the customer. Merchandise subject to customer deposits is included in inventories, and the deposits are reflected as a current liability.

                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

1. Summary of significant accounting policies: (continued)

   Barter Transactions:

   The Company sells some of its inventories through barter transactions with certain of the Company's suppliers of goods and services, as well as, through barter exchange organizations. These transactions are recorded based on the fair value of the goods or services involved. Receivables from unsettled barter transactions at September 30, 1995 and 1994 were $19,000 and $736,000, respectively. Payables from unsettled barter transactions at September 30, 1995 and 1994 were $243,000 and $1,057,000, respectively.

   In February of 1995, the Company sold its interest in the Art of Barter barter exchange to certain of the employees of Art of Barter, which it operated since fiscal 1992. In relation to this transaction, the Company recognized a $348,000 gain on sale of discontinued operations. The transaction resulted in the transfer of non-cash assets and liabilities. The Company also recognized $90,000 of loss relating to operations from the exchange until the time of sale. Previous years results from operations have been restated on the Company's Consolidated Statement of Operations.

   Advertising Expense:

   The Company expenses advertising costs as incurred. These costs totalled approximately $649,000, $192,000 and $501,000 for the years ended September 30, 1995, 1994 and 1993, respectively.

   Concentrations of Credit Risk:

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consists primarily of trade accounts receivable. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers located throughout the United States comprising the Company's customer base. The Company's largest customer (American Express) accounted for approximately 8% and 11% of sales in 1994 and 1993 and approximately 29% and 15% of accounts receivable at September 30, 1994 and 1993. No single customer represented greater than 10% of sales in fiscal 1995.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993



1. Summary of significant accounting policies (continued):

   Income Taxes:

   The Company provides deferred taxes for temporary differences between financial and tax reporting.

   Earnings Per Share:

   The Company calculates earnings per share based on the weighted average number of shares outstanding for the fiscal year. Due to the anti-dilutive effect of related options and warrants outstanding, such instruments are not included as common stock equivalents in the weighted average number of shares outstanding for each fiscal period.

2. Nature of Activities:

   The Company sells fine art, jewelry and related products at retail through art galleries. The Company operates one of the largest groups of fine art galleries specializing in high priced limited edition fine art in the United States. The Company also sells fine art to other retail art galleries on a wholesale basis.

3. Inventories:

   Inventories at September 30 consists of the following:
                                          1995              1994
                                     --------------    --------------
   Merchandise for sale                $10,463,000       $11,638,000
   Raw materials and work in process       282,000           439,000
                                     --------------    --------------
                                       $10,745,000       $12,077,000
                                     ==============    ==============

4. Property, plant and equipment:

   Property, plant and equipment at September 30 consists of the following:

                                                                   Estimated
                                                                    Useful
                                           1995        1994         Lives
                                       ----------- ----------- --------------
   Land                                $1,697,000  $1,697,000         --
   Building and improvements            2,150,000   2,199,000      31 years
   Furniture, fixtures and equipment    3,584,000   4,059,000    5 to 7 years
   Leasehold improvements               2,284,000   2,265,000    Lease period
                                       ----------- ----------- --------------
                                        9,715,000  10,220,000
   Less accumulated depreciation
   and amortization                     4,905,000   4,788,000
                                       ----------- -----------
                                       $4,810,000  $5,432,000

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1992



   Provisions for depreciation and amortization of property, plant and equipment for fiscal years 1995, 1994 and 1993 amounted to $956,000, $1,182,000 and $1,620,000, respectively.

5. Investments in Affiliates:

   Investments in 50% owned affilities accounted for by the equity method amounted to income of $279,000 and $17,000 and losses of $77,000 for the fiscal years ended September 30 1995, 1994, and 1993 respectively. The Company recognized a $221,000 gain relating to the final dissolution of the Company's 50% joint venture Classic Moments. Summarized financial information is not presented due to the immateriality of the affiliate operations.

6. Debt in Default:

   Commencing in June 1995, the Company failed to make its scheduled month-end $100,000 payment under its Amended and Restated Credit Agreement with Standard Chartered Bank. As a result of this non-payment and the violation of certain financial covenants, Standard Chartered Bank on September 28, 1995 informed the Company that, as a result, such actions "constitute defaults under the provisions of clauses (a) and (b) respectively of the definition of the term 'Default' set forth in the Credit Agreement." As a result, Standard Chartered Bank imposed a late payment fee in the amount of $2,560,000 due and payable on July 16, 1995. In addition, Standard Chartered Bank retroactively to June 26, 1995 imposed the default rate of interest (prime + 6%) which currently equates to 14.75% per annum.

   The Company is in continuous communication with the Bank regarding these matters, and, at the Bank's request, submitted a detailed "turn-around and restructuring plan" for the Bank's consideration on August 31, 1995.

                   CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


6. Debt in Default (continued):

   The Company did not make its scheduled interest payment for June, July, August or September 1995 related to its real estate lease payable and the related Industrial Revenue Bond. In addition, the Company did not make its scheduled quarterly $40,000 principal reduction payment due July 1, 1995 and October 1, 1995. As a result of these non payments and the violation of certain financial covenants, the Company is subject to a declaration of default by this lender, although no such default has been declared as of September 30, 1995. The Company has had various discussions with this lender regarding these matters.

   The Company did not make its scheduled quarterly $20,000 interest payments due June 30, 1995 and September 30, 1995 related to the Company's $1,000,000 subordinate promissory note with Chrysler Capital Corporation. As a result of this non payment, the violation of certain financial covenants and the cross default provisions contained in the related Securities Purchase Agreement, Chrysler Capital Corporation on October 24, 1995 notified the Company of the "existence of an event of default for the non-payment of interest of $40,000 since March 31, 1995."

   The Company failed to make its scheduled interest payments related to its term notes payable on the last day of each month since June 30, 1995.

   In addition, the Company is in arrears on its monthly payments related to both of its real estate mortgage notes.

   Debt in default at September 30, 1995 and September 30, 1994 consists of the following:
                                                      1995          1994
                                                  ------------- -------------
   Standard Chartered Debt:
   ------------------------

   Term Loan A payable to bank, due in monthly
   principal and interest installments of
   $100,000 with final payment due December, 1999.
   Loan bears interest at prime rate (which was
   8.75% at September 30, 1995).  Interest in
   excess of 8% is deferred and added to the
   outstanding balance of Term Loan B.              $9,819,000         -

   Term Loan B payable to bank including deferred
   interest on Term Loan A due December, 1999.
   Loan bears interest at prime rate, which was
   8.75% at September 30, 1995.                     $1,911,000         -

   Term note payable to bank.                            -       $11,865,000

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


6.   Debt in Default (continued):

                                                      1995          1994
                                                  ------------- -------------

   Investor Notes
   --------------

   Term notes payable with a term of nine years
   and interest paid monthly at 8%.  Notes bear
   interest at prime rate (which was 8.75% at
   September 30, 1995) with any interest in
   excess of 8% (deferred interest) paid con-
   currently with final payment due December 2003.  $2,500,000         -

   Deferred interest on Term Notes.                    $17,000         -

   Chrysler Debt:
   --------------

   Term Note due in quarterly principal payments
   of $125,000 commencing immediately following
   the retirement of the SCB Loans.  Note bears
   interest at prime rate (which was 8.75% at
   September 30, 1995) and paid quarterly at 8%
   with any excess interest deferred and paid
   concurrently with final principal payment.        1,000,000         -

   1987 secured subordinated notes.                      -         3,757,000

   1989 secured subordinated notes.                      -         2,500,000

   Additional secured 1987 and 1989 subordinated
    notes                                                -         1,173,000

   1992 secured subordinated note.                       -         2,500,000

   Others
   ------

   Real estate lease and related Industrial
   Revenue Bonds, due in quarterly installments
   of $40,000 through 2004, interest at prime
   plus 1% (10% at September 30, 1995 and 8.75%
   at September 30, 1994)                            1,440,000     1,720,000

   Real estate mortgage note, due in monthly
   installments through November 2009, at a
   variable interest rate (8.97% at
   September 30, 1995 and 6.63% at
   September 30, 1994)                                 218,000       221,000

   Real estate mortgage note, due in monthly
   installments through February 2002.
   Interest at 9.25%                                   373,000       401,000
                                                  ------------- -------------
                                                   $17,278,000   $24,137,000
                                                  ============= =============

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1992


6. Debt in Default (continued):

   The above mentioned non payments and violations of debt covenants have caused debt aggregating $17,278,000 to be presented as debt in default in the accompanying Consolidated Balance Sheet as of September 30, 1995. The Company also classified all debt outstanding at September 30, 1994 as debt in default due to similar non-payments and violations of debt covenants. The Company is currently negotiating with its lenders regarding its debt agreements, but to date, the Company has been given no assurances from its lenders that a favorable outcome will occur.

7. Financial Restructuring and Long Term Debt

   On June 29, 1994, with the consent of the Bank and Chrysler, the Company entered into an agreement in principle with the Winbrook Group, Ltd., a Chicago based venture capital firm ("Winbrook"), to effect a financial restructuring. Under the agreement in principle (i) a Winbrook led group would make, in a private placement transaction, a $4 million investment (increased to $5 million) in Circle Fine Art Corporation of Delaware ("Circle of Delaware") with $2 million (increased to $2.5 million) representing common equity and $2 million (increased to $2.5 million) representing long term notes and (ii) the Bank and Chrysler would restructure their outstanding loans and accrued and unpaid interest to Circle Fine Art Corporation of Illinois ("Circle of Illinois").

   Concurrently, with the execution and delivery of the agreement in principle, the Winbrook led group made a $500,000 bridge loan (the "Bridge Loan") to Circle of Illinois initially due September 30, 1994. Pursuant to an intercreditor agreement, the Bank and Chrysler agreed to refrain from enforcing their respective remedies prior to the maturity of the Bridge Loan and receive any repayment under their respective loan facilities. In partial consideration of making the Bridge Loan, the Winbrook led group were issued warrants to acquire 267,499 shares of the Company's common stock, representing approximately 7% of the Company's outstanding shares, at an exercise price of $.11 per share.

   On September 22, 1994, Winbrook made a second bridge loan to Circle of Illinois in an amount of $600,000 due on December 31, 1994 (the "Second Bridge Loan") and the Company, Circle of Illinois, Winbrook, the Bank and Chrysler entered into an amendment to the First Bridge Loan whereby the maturity of the First Bridge Loan was extended until December 31, 1994. Under this agreement, the Bank and Chrysler agreed that upon maturity of the First and Second Bridge Loans (collectively, the "Bridge Loans") all monies received by the Bank and Chrysler would be used to first repay the Bridge Loans and the Bank would use its best efforts to cause the Bridge Loans to be repaid by the Company by June 30, 1995. Additionally, Winbrook agreed that it would not commence judicial proceedings (other than filing of proofs of claims) to enforce the obligations of the Company pursuant to the Bridge Loans until June 30, 1995. The Bridge Loans were repaid upon closing of the Financial Restructuring.

                    CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                   YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993



7. Financial Restructuring and Long Term Debt (continued)

   On December 13, 1994, a Financial Restructuring was approved by the Company's stockholders and completed.

   On December 13, 1994, an investment of $5 million (the "New Investment") was made in the Company by an investor group led by The Winbrook Group, Ltd. ("Winbrook") and Winbrook assumed control of the Company with the principals of Winbrook constituting a majority of the Board of Directors of the Company and Winbrook providing the services of Louis Yaseen as President and Chief Executive Officer of the Company. In connection with the foregoing, (i) SCB forgave $2.61 million of accrued interest, penalties and fees (reflected as part of "Extraordinary Gain"), and the maturity of the remaining principal amount of $11.86 million in indebtedness was extended until 1999 with interest and principal payments on such indebtedness being reduced to an aggregate of $100,000 per month, and (ii) Chrysler contributed $4.9 million of its indebtedness to the capital of the Company, forgave $1.8 million of accrued interest (reflected as part of "Extraordinary Gain"), and exchanged $4 million of its indebtedness for newly-issued senior preferred stock of the Company, retaining a $1 million note (the "New Chrysler Loan"), due upon repayment in full of the outstanding indebtedness to SCB. The New Investment was made in consideration of units consisting of an aggregate of 8,039,111 shares of common stock of the Company ("Common Stock") and $2.5 million of secured subordinated notes issued by Circle-Illinois (the "Investor Notes"), pursuant to a Note and Common Stock Purchase Agreement (the "Purchase Agreement"), and was used to repay bridge loans made by the Winbrook-led investors, purchase new inventory, pay certain past due payroll, sales and other taxes, mortgage and lease payments, and other payables to artists and other suppliers, and pay the legal, professional and other fees of the Company and the other parties to the Restructuring, and for general working capital purposes. The foregoing transactions are hereinafter referred to as the "Restructuring". As part of the Restructuring, the Restated Certificate of Incorporation of the Company was amended to increase the number of authorized shares of Common Stock to 15,000,000, reduce the number of shares of Preferred Stock to 100,000 and the par value of all capital stock of the Company to $.01 per share and to effect a one-for-three reverse stock split (the "Reverse Stock Split"). Except as otherwise indicated all share amounts and per share gain or loss data are presented herein after giving effect to the Reverse Stock Split.

8. Stock Option Plan and Warrants

   The Company's 1982 Incentive Stock Option Plan terminated in April 1992. A summary of transactions relating to the 1982 Plan for the year ended September 30, 1995 and 1994 is as follows:

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


8. Stock Option Plan and Warrants (continued)
                                                          1995      1994
                                                        --------  --------
   Shares under option at beginning of year               4,900     6,100
   Options granted                                          -         -
   Options exercised                                        -         -
   Options expired/canceled                              (2,033)   (1,200)
                                                        --------  --------
   Shares under option at end of year                     2,867     4,900

   Exercise price of options exercisable at September 30, 1995 equaled $3.00 per share.

   In consideration for the First Bridge Loan (see Note 7), and other services Winbrook received warrants to purchase Common Stock in the Company. The First Warrants were immediately transferred by Winbrook to designees of its principals, and two persons (employed by the Placement Agent) who purchased participation interests in the First Bridge Loans. The warrants (the "First Warrants") were initially exercisable for 10 years to purchase 267,499 shares of Common Stock, representing approximately 7.3% of the outstanding shares of Common Stock, for an aggregate exercise price of approximately $29,313. The First Warrants contain antidilution provisions such that upon consummation of the Financial Restructuring as described in Note 7, the First Warrants would continue to be exercisable to acquire approximately 7.3% of the Company's outstanding shares of Common Stock.

   In consideration of making the Second Bridge Loan, the Winbrook led group was granted 133,725 warrants to acquire approximately 3% of the outstanding common stock of the Company on a fully diluted basis for an aggregate purchase price of approximately $14,650 or $.10958 per share (the "Second Warrants"). The Second Warrants were immediately transferred by Winbrook to designees of two of its principals and four persons who purchased participation interests in the Second Bridge Loan (including the two Placement Agent employees). As a result of making the Bridge Loans, the Winbrook led group now holds warrants to acquire approximately 11% of the Company's outstanding Common Stock for an aggregate purchase price of approximately $43,963. As a result of the anti-dilution provisions contained in the First Warrants and Second Warrants, upon consummation of the Financial Restructuring, such warrants will be exercisable for approximately 9.6% of the outstanding shares of Common Stock on a fully-diluted basis, although the aggregate exercise price will remain unchanged.

   As part of the Restructuring, the stockholders approved the Company's 1994 Stock Option Plan (the "1994 Plan"). The 1994 Plan provides that the number of shares of Common Stock available to be granted will equal 1,855,699 shares, representing 15 percent of the number of shares of Common Stock outstanding immediately following the closing of the Restructuring assuming exercise of all then outstanding options and warrants ("Fully Diluted Outstanding Shares").

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993



8. Stock Option Plan and Warrants (continued)

   Under terms of the 1994 Plan, options to purchase 1,466,002 shares of Common Stock have been granted to seven executive officers and directors of the Company at an option price of $.388 per share. These options become exercisable over the next three years. Also under terms of the 1994 Plan, options to purchase 318,406 shares were awarded to two executives of the Company. The option price on these options are $.40 per share and are exercisable in January 1996. A summary of transactions relating to the 1994 Plan for the year ended September 1995 is as follows:

                                                            1995
                                                      --------------
   Shares under option at beginning of year                      -0-
   Options granted                                        1,784,408
   Options exercised                                          -
   Options expired/cancelled                                  -
                                                      --------------
   Shares under option at end of year                     1,784,408

9. Commitments and Contingencies:

   The Company leases office, warehouse and retail gallery space under various operating leases which expire on various dates through the year 2002 with, in some cases, renewal options at a formula increase in rent. In addition, certain leases provide for the payment of additional rentals based on percentages which range from 6% to 20% of annual sales at the respective galleries. Some leases also provide for the payment of additional rentals based on increases in real estate taxes and maintenance costs. Rent expense under all leases was $2,595,000 in 1995, $2,635,000 in 1994, and $2,728,000 in 1993. At September 30, 1995, future minimum rental commitments under noncancellable operating leases with terms in excess of one year are as follows: 1996, $2,159,000; 1997, $1,454,000;
   1998, $1,163,000; 1999, $942,000; 2000, $709,000; thereafter $456,000.

   As a result of late payments and other violations caused by the Company's financial difficulties, the Company is in violation under most of its leases and such leases could be terminated under the terms of such leases at any time. The relationships of the Company with its landlords have been substantially adversely affected and the Company has been and is currently the subject of pending and threatened lawsuits. Lawsuits filed to date include the following:

      Two complaints were filed against Circle-Illinois, one for eviction and the other for damages in the Circuit Court for the 15th Judicial Circuit of Palm Beach County, Florida, Circuit Division, for the Company's landlord for its

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


9. Commitments and Contingencies (continued):

      Worth Avenue store. Circle-Illinois entered into a Joint Stipulation for Settlement and Final Judgment upon Default in both matters on or about October 5, 1995. On December 5, 1995, attorneys for the landlord served notice of default and their intention to enter a final judgment of eviction and a final judgment for damages pursuant to the above-referenced stipulations. The Company has no knowledge of whether the landlord has done so.

      Earlier this year, G.S. Associates, the Company's landlord, for its Ghirardelli Square store, filed a complaint in Superior Court of California, City and County of San Francisco, against Circle-Illinois for eviction and for payment of rent. On August 11, 1995 Circle-Illinois entered into an amendment to its lease for the store premises at Ghirardelli Square in San Francisco, California which included a Settlement Agreement and a Stipulation for Entry of Judgment in the event of default on the Settlement Agreement. On December 15, 1995, the Company received notice from the landlord's attorney alleging that Circle-Illinois has defaulted and that the landlord has moved for Judgment Pursuant to Stipulation. The Company intends to vacate the premises on or before December 31, 1995.

      On or about August 1995, the Company's landlord for its Troy, Michigan store, Somerset Collection L.P., filed two complaints in the District Court for the 52-4th Judicial District, State of Michigan, against the Company and Circle-Illinois, one for eviction and for damages. The Company and Circle-Illinois attempted to settle these matters but was unable to do so. A Writ for Possession was entered on December 7, 1995 in the eviction matter and Circle-Illinois vacated the premises three days later.

      The landlord of the gallery in Union Station, St. Louis, Missouri, has filed suit in the State of Missouri Circuit Court to collect $113,800 in rent and other charges as of September 30, 1995.


   The ultimate resolution of these matters is uncertain at this time. As of September 30, 1995, the Company was in arrears under its gallery leases for an aggregate amount of approximately $600,000. Such amounts are included in accounts payable at September 30, 1995.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993


9. Commitments and Contingencies (continued):

   In December, 1993, Victor Vasarely ("Vasarely") and his son Yvaral Vasarely ("Yvaral") filed a lawsuit against the Company, Jack Solomon and Carolyn Solomon in the Circuit Court of Wayne County, Michigan alleging monetary damages of approximately $700,000 and requesting an accounting, return of works of art and other relief; that the Company filed a counterclaim; that the Michigan Court subsequently granted the plaintiffs a restraining order against the Company from selling certain artwork in the Company's possession; and Michigan counsel has advised that on October 6, 1994 the Michigan lawsuit was dismissed without prejudice. on November 4, 1994, Vasarely and Yvaral filed this lawsuit in the Circuit Court of Cook County, Illinois which seeks the same relief against the Company, Jack Solomon and Carolyn Solomon as did the Michigan lawsuit. The Company has asserted counterclaims as well as a third-party complaint against Michelle Vasarely, the wife of Yvaral and daughter-in-law of Vasarely. Further, the Company is, pursuant to Court order and agreement of the parties, providing an accounting to plaintiffs of all plaintiffs' artwork sold by the Company and all payments made to plaintiffs. Finally, an order of replevin was entered by the Court, granting Yvaral's request to take possession of certain artwork. Plaintiff was ordered to post a substantial bond in order to recover the artwork, and has to date not done so. The case is in the early discovery stage. Although the Company has recorded liability for approximately $400,000 in payments as being past due, the Company believes that it has substantial offsetting counterclaims. Management believes the outcome of this matter will not adversely effect the Company.

   The Company is also party to certain other litigation incidental to its business none of which if determined adversely to the Company would have a material adverse effect on the company or its operations.

10.Profit Sharing and 401(K) Savings Plan:

   In 1988, the Company implemented a Profit Sharing and 401(K) Savings Plan which covers all employees who are 21 years of age or older and have completed one year of service. Profit sharing contributions are at the discretion of the Board of Directors. No contributions have been made during the three years ended September 30, 1995.

11.Income Taxes:

   Effective October 1, 1993, the Company adopted SFAS 109, "Accounting for Income Taxes." The statement requires the use of the asset and liability method for determining deferred income taxes. The Company previously accounted for income taxes in conformity with Accounting Principles Board Opinion No. 11 using the deferred method. The cumulative effect of initial adoption on prior years' retained earnings was zero.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993



11.Income Taxes (continued):

   At September 30, 1995 and 1994, the Company's net deferred income taxes consisted of the following:

                                                    1995             1994
                                              --------------   --------------
   Gross Deferred Tax Asset:
   Net Operating Loss Carryforward               $8,792,000       $7,356,600
   Reserves                                         598,000          530,000
   Uniform Inventory Capitalization                  35,000           47,400
   Vacation Accrual                                  61,000            --
   Loan Restructuring Fee                            81,000            --
   Depreciation                                     190,000            --
                                               -------------   --------------
                                                  9,757,000       $7,934,000
   Less Valuation Allowance                      (9,757,000)       7,792,700
                                               -------------   --------------
   Net Asset                                         --              141,300
   Deferred Tax Liability - Depreciation             --              141,300
                                               -------------   --------------

   Net Deferred Tax                                       0                0
                                                         ===              ===

   The Company's effective income tax rate varies from the statutory Federal income tax rate as a result of the following:

                                                1995       1994       1993
                                             ---------- ---------- ----------
   Statutory rate                               (35.0)%    (34.0)%    (34.0)%
   State income tax, net of
    federal income tax benefit                     -          -          -
   Effect of losses for which there
    is no current available tax benefit          35.0       34.0       34.0
   Other                                           -          -          -
                                             ---------- ---------- ----------
   Effective tax rate                              -          -          -
                                             ========== ========== ==========

   The Company has net operating loss carry forwards for income tax purposes in the aggregate amount of $22,590,000 of which $5,400,000 expires in 2007, $7,200,000 in 2008 and $5,900,000 in 2009 and $4,090,000 in 2010.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 YEARS ENDED SEPTEMBER 30, 1995, 1994, AND 1993

11.Income Taxes (continued)

   As a result of the Financial Restructuring (Note 7), the ability of the Company to utilize the net operating loss carryforwards may be materially reduced or restricted based upon various provisions contained in the Internal Revenue Code covering the limitations of net operating losses when a change in control of a company occurs. The Company is in the process of determining the extent to which the net operating loss carryover will be available to offset future taxable income and, accordingly, has provided a valuation allowance equal to 100% of the deferred tax asset attributable to such net operating loss carryover.

12.Quarterly Financial Data (Unaudited)


   The following is a summary of unaudited quarterly results of operations
   (in thousands, except per share data) for the years ended September 30, 1995 and 1994.

                          1995                            1994
             First  Second   Third  Fourth   First  Second   Third  Fourth
            Quarter Quarter Quarter Quarter Quarter Quarter Quarter Quarter
            ------- ------- ------- ------- ------- ------- ------- -------
Net Sales   $5,518  $4,331  $5,384  $5,136  $5,985  $4,069  $3,735  $5,381
Gross Profit 3,024   2,280   2,868   1,653   3,355   2,002   1,600   2,927
Net Income
 (loss)      3,195  (1,008) (1,390) (5,328)   (787) (2,219) (2,793) (1,618)
Net (loss)
per Average
Common Share   .99    (.11)   (.15)   (.58)   (.69)  (1.98)  (2.43)  (1.47)


   During the fourth quarter of fiscal 1995, the Company recognized approximately $2.9 million of default penalty and interest expense relating to the Company's debt in default.

INDEPENDENT AUDITORS' REPORT ON SCHEDULES


To the Board of Directors and Stockholders
Circle Fine Art Corporation


In connection with our audit of the consolidated financial statements of CIRCLE FINE ART CORPORATION, referred to in our report of December 22, 1995, which is included in the accompanying Form 10-K, we have also audited
Schedule II for the years ended September 30, 1995 and 1994. In our opinion, this schedule presents fairly, in all material respects, the information required to be set forth therein. Our report on the consolidated financial statements referred to above includes an explanatory paragraph which discusses the Company's ability to continue as a going concern.

ALTSCHULER, MELVOIN AND GLASSER LLP



Chicago, Illinois
December 22, 1995


                     SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                      CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                 FOR THE YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

COLUMN A                    COLUMN B     COLUMN C     COLUMN D     COLUMN E
------------------------- ------------ ------------ ------------ ------------
                            BALANCE,    CHARGED TO                 BALANCE,
                            BEGINNING   COSTS AND    DEDUCTIONS    END OF
DESCRIPTION                 OF PERIOD   EXPENSES        <F1>       PERIOD
------------------------- ------------ ------------ ------------ ------------
Allowances deducted in
 the balance sheet from
 receivables:

Year ended September 30,

     1995                    $518,000            0     $508,000     $ 10,000
                          ============ ============ ============ ============

     1994                    $265,000     $310,000      $57,000     $518,000
                          ============ ============ ============ ============

     1993                     $40,000     $254,500      $29,500     $265,000
                          ============ ============ ============ ============

Allowances deducted in
 the balance sheet from
 inventories:

     1995                        $  0     $707,000         $  0     $707,000
                          ============ ============ ============ ============

<F1>
Write-offs net of recoveries