Form 10-Q
period 1995-12-31
CIRCLE FINE ART CORP
filed 1996-02-14
CIK 20356

SECURITIES AND EXCHANGE COMMISSION
                         ----------------------------------
                               WASHINGTON, DC 20549
                               --------------------

                                     FORM 10-Q
                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly period ended December 31, 1995    Commission File No. 1-8653



                             CIRCLE FINE ART CORPORATION
               ------------------------------------------------------
               	(Exact name of registrant as specified in its charter)


           DELAWARE                                    36-2855867
--------------------------------          ------------------------------------
  (State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

      303 E. Wacker Drive
           Suite 830
       Chicago, Illinois                                60601
----------------------------------------             ----------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code: 312-616-1300
                                                    ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X        No
               -----           -----

As of January 31, 1996 there were approximately 9,165,870 shares of Common Stock, $.01 par value per share outstanding.

                           QUARTERLY REPORT ON FORM 10Q
                   CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                          PART I - FINANCIAL INFORMATION

<CAPTION?
Item 1.  Financial Statements
-----------------------------

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                            Three Months Ended December 31
                                                1995           1994
                                            -------------  -------------
Net Sales                                     $5,650,000     $5,457,000

Cost of Sales                                  2,566,000      2,494,000
                                            -------------  -------------

Gross Profit                                   3,084,000      2,963,000

Selling Expenses                               2,945,000      2,861,000

General and Administrative Expenses              736,000        583,000

Loss on Closed Galleries                         105,000           -
                                            -------------  -------------

Loss from Operations                            (702,000)      (481,000)

Interest Expense                                (711,000)      (789,000)

Gain on Investment in Affiliates                   9,000         83,000
                                            -------------  -------------

Loss from continuing operations before
 Income Taxes and Extraordinary Gain          (1,404,000)    (1,187,000)

Income Taxes                                        -              -
                                            -------------  -------------

Loss from continuing operations before
 Extraordinary Gain                           (1,404,000)	    (1,187,000)

Loss from Operations of Discontinued
 Operations net of applicable income
 taxes of $0                                        -           (59,000)
                                            -------------  -------------

Loss before Extraordinary Gain                (1,404,000)    (1,246,000)

Extraordinary Gain, net of applicable
 income taxes of $0                                 -         4,441,000
                                            -------------  -------------

Net Income/(Loss)                             (1,404,000)     3,195,000
                                            =============  =============

Loss from continuing operations per
 Common Share Before Extraordinary Gain            $(.15)	         $(.35)

Loss Per Common Share from Operations of
  Discontinued Operations                           -             $(.02)

Extraordinary Gain Per Common Share                 -             $1.30
                                            -------------  -------------

Net Loss Per Common Share                          $(.15)          $.93
                                            =============  =============

Weighted Average Number of Common Shares
Outstanding                                    9,165,870	      3,420,518
                                            =============  =============


     The accompanying notes are an integral part of this statement.


                   CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS


                                               December 31,  September 30,
                                                   1995          1995
                                              -------------  -------------
ASSETS
------
Current Assets:
  Cash                                            $295,000       $114,000
  Receivables, Net of Allowance for Doubtful
    Accounts of $10,000 at December 31, 1995
    and September 30, 1995                         493,000        680,000
  Barter Receivables                                19,000         19,000
  Inventories                                   10,301,000     10,745,000
  Other Current Assets                             311,000        255,000
                                              -------------  -------------

   Total Current Assets                         11,419,000     11,813,000

Investment in Art                                3,966,000      3,966,000
Property, Plant and Equipment, Net               4,580,000      4,810,000
Other Assets                                       796,000        822,000
                                              -------------  -------------
                                               $20,761,000    $21,411,000
                                              =============  =============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
Current Liabilities:
  Accounts Payable                               4,575,000      3,848,000
  Barter Payable                                   256,000        243,000
  Accrued Expenses:
    Interest                                     4,051,000      3,458,000
    Compensation                                   751,000        767,000
    Taxes, other than payroll                      170,000        143,000
    Other                                        1,440,000      1,488,000
  Customer Deposits and Credits                    547,000      1,125,000
  Notes Payable                                       -              -
  Debt in Default                               17,314,000     17,278,000
                                              -------------  -------------

   Total Current Liabilities                    29,104,000     28,350,000
                                              -------------  -------------

Commitments and Contingencies

Shareholders' Equity (Deficit):
 Preferred Stock, $.01 par value; authorized
  100,000 shares; 4,000 shares issued and
  outstanding.                                        -              -
 Common Stock, $.01 par value; authorized
  15,000,000 shares; 9,172,536 shares issued
  and outstanding at December 31, 1995 and
  September 30, 1995                                91,000         91,000
 Additional Paid-In Capital                     14,934,000     14,934,000
 Accumulated Deficit                           (23,258,000)   (21,854,000)
                                              -------------  -------------
                                                (8,233,000)    (6,829,000)
 Less 6,667 shares of Treasury
  Stock at Cost                                   (110,000)      (110,000)
                                              -------------  -------------
Total Shareholders' Equity (Deficit)            (8,343,000)    (6,939,000)
                                              -------------  -------------
                                               $20,761,000    $21,411,000
                                              =============  =============


      The accompanying notes are an integral part of this statement.


                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994

                                                  1995           1994
                                              -------------  -------------
                                               (Unaudited)    (Unaudited)
OPERATING ACTIVITIES:
 Net Gain (loss)                               $(1,404,000)    $3,195,000

 Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

  Depreciation and amortization                    225,000        238,000
  Increase in Term Notes due to non-cash
   interest                                         48,000           -
  (Gain)/Loss on investment in affiliates           (9,000)       (83,000)
  Extraordinary gain                                  -        (4,441,000)
  Loss on write-off of leasehold improvements
   on closed galleries                              60,000           -
  Other                                              3,000       (554,000)
Change in operating assets and liabilities:
  Receivables                                      187,000        274,000
  Inventories                                      443,000        (56,000)
  Other current assets                             (55,000)       (74,000)
  Accounts payable, accrued compensation and
   accrued expenses                              1,296,000        587,000
  Customer deposits and credits                   (578,000)       (59,000)
                                              -------------  -------------

  Net cash provided by (used in) operating
   activities                                      216,000       (973,000)
                                              -------------  -------------

INVESTING ACTIVITIES:
  Capital expenditures                             (23,000)      (281,000)
                                              -------------  -------------

 Net cash used in investing activities             (23,000)      (281,000)
                                              -------------  -------------

FINANCING ACTIVITIES:
  Repayment of debt                                (12,000)      (253,000)
  Proceeds from issuance of new loans                 -         2,500,000
  Net proceeds from issuance of new stock             -         1,933,000
  Payment of bridge loans                             -        (1,100,000)
                                              -------------  -------------

  Net cash provided by (used in) financing
   activities                                      (12,000)     3,080,000
                                              -------------  -------------

  Net increase in cash                             181,000      1,826,000
  Cash at beginning of period                      114,000        151,000
                                              -------------  -------------

  Cash at end of period                           $295,000     $1,977,000
                                              =============  =============

 Supplemental disclosures of cash flow
  information:

  Cash paid during the year for:
    Interest                                       $14,000       $205,000
    Income Taxes                                      -              -

 Supplemental disclosures of non-cash
 investing and financing activities:
  Conversion of debt to equity                        -        $4,930,000
  Issuance of preferred stock upon
  conversion of long-term debt                        -        $4,000,000


The accompanying notes are an integral part of this statement.

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      THREE MONTHS ENDED DECEMBER 31, 1995


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

On February 8, 1996, Circle Fine Art Corporation of Illinois
("Circle-Illinois"), a wholly owed subsidiary of the Company, filed a petition with the United States Bankruptcy Court for the Northern District of
 Illinois. Circle-Illinois has seeked protection for reorganization under Chapter 11 of the Bankruptcy Code.

The consolidated financial statements do not include any adjustments to reflect the future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that will result from this filing.

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

                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED DECEMBER 31, 1995


1. Summary of significant accounting policies: (continued)

Other Assets:

In fiscal 1995, the Company capitalized approximately $822,000 relating to fees incurred for the December 1994 financial restructuring. These fees are being amortized between a five and seven year period.

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

3. Inventories:


Inventories at December 31, 1995 and September 30, 1995 consist of the following:

                                                    12/31/95       09/30/95
                                                 -------------  -------------
Merchandise for sale                              $10,019,000    $10,463,000
Raw materials and work in process                     282,000        282,000
                                                 -------------  -------------
                                                  $10,301,000    $10,745,000
                                                 =============  =============


                  CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                      THREE MONTHS ENDED DECEMBER 31, 1995

4. Property, plant and equipment:


Property, plant and equipment at December 31, 1995 and September 30, 1995 consist of the following:
                                                   12/31/95       09/30/95
                                                 -------------  -------------
Land                                               $1,697,000     $1,697,000
Building and improvements                           2,199,000      2,150,000
Furniture, fixtures and equipment                   3,590,000      3,584,000
Leasehold improvements                              2,304,000      2,284,000
                                                 -------------  -------------
                                                    9,790,000      9,715,000
Less accumulated depreciation
 and amortization                                   5,210,000      4,905,000
                                                 -------------  -------------

                                                   $4,580,000     $4,810,000
                                                 =============  =============


5. Debt in Default:

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

The Company did not make its scheduled interest payment for September, October, November or December 1995 related to its real estate lease payable and the related Industrial Revenue Bond. In addition, the Company did not make its scheduled quarterly $40,000 principal reduction payment due July 1, 1995, October 1, 1995 and January 1, 1996. As a result of these non payments and the violation of certain financial covenants, the Company is subject to a declaration of default by this lender, although no such default has been declared as of December 31, 1995. The Company has had various discussions with this lender regarding these matters.

                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     THREE MONTHS ENDED DECEMBER 31, 1995

5. Debt in Default: (continued)

The Company did not make its scheduled quarterly $20,000 interest payments due June 30, 1995, September 30, 1995 and December 31, 1995 related to the Company's $1,000,000 subordinate promissory note with Chrysler Capital Corporation. As a result of this non payment, the violation of certain financial covenants and the cross default provisions contained in the related Securities Purchase Agreement, Chrysler Capital Corporation on October 24, 1995 notified the Company of the "existence of an event of default for the non-payment of interest of $40,000 since March 31, 1995."

The Company failed to make its scheduled interest payments related to its term notes payable on the last day of each month since June 30, 1995.

In addition, the Company is in arrears on its monthly payments related to both of its real estate mortgage notes.

Debt in default at December 31, 1995 and September 30, 1995 consists of the following:


                                                   12/31/95       9/30/95
                                                 -------------  -------------

Standard Chartered Debt:
------------------------

Term Loan A payable to bank, due in monthly
principal and interest installments of $100,000
with final payment due December, 1999.  Loan
bears interest at prime rate (which was 8.50% at
December 31, 1995).  Interest in excess of 8% is
deferred and added to the outstanding balance of
Term Loan B.                                       $9,819,000     $9,819,000

Term Loan B payable to bank including deferred
interest on Term Loan A due December, 1999.
Loan bears interest at prime rate, which was
8.50% at December 31, 1995 and 8.75% at
September 30, 1995.                                $1,905,000     $1,911,000

Investor Notes
--------------

Term notes payable with a term of nine years and
interest paid monthly at 8%.  Notes bear interest
at prime rate (which was 8.50% at December 31,
1995) with any interest in excess of 8% (deferred
interest) paid concurrently with final payment
due December 2003.                                 $2,500,000     $2,500,000

Deferred interest on Term Notes.                      $22,000        $17,000


Chrysler Debt:
--------------

Term Note due in quarterly principal payments of
$125,000 commencing immediately following the
retirement of the SCB Loans.  Note bears interest
at prime rate (which was 8.50% at December 31,
1995 and 8.75% at September 30, 1995) and paid
quarterly at 8% with any excess interest deferred
and paid concurrently with final principal
payment.                                            1,049,000      1,000,000

1987 secured subordinated notes.                         -         3,757,000

1989 secured subordinated notes.                         -         2,500,000

Additional secured 1987 and 1989 subordinated notes      -         1,173,000

1992 secured subordinated note.	                          -         2,500,000

Others
------

Real estate lease and related Industrial Revenue
Bonds, due in quarterly installments of $40,000
through 2004, interest at prime plus 1% (9.75% at
December 31, 1995 and 10% September 30, 1995)       1,430,000      1,720,000

Real estate mortgage note, due in monthly
installments through November 2009, at a variable
interest rate (8.97% at December 31, 1995 and
8.97% at September 30, 1995)                          216,000        221,000

Real estate mortgage note, due in monthly
installments through February 2002.
Interest at 9.25%                                     373,000        401,000
                                                 -------------  -------------
$                                                  17,314,000    $24,137,000
                                                 =============  =============


                 CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                     THREE MONTHS ENDED DECEMBER 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and
        ----------------------------------------------------------------
        Results of Operation
        --------------------

Since 1990, the Company has suffered recurring losses from operations and continues to have a net capital deficiency. As a result of its losses, since June 1995 the Company has not made scheduled principal and interest payments, has failed to comply with various loan covenants, and has deferred real estate lease and rental payments. The Company has been able to continue to operate through the date hereof only by failing to make such required debt service payments, reducing and not replacing inventory, and postponing the payments due its artists, landlords and other vendors. The Company has been unable to purchase sufficient amounts of new inventory which has further adversely affected the Company's net sales. On February 8, 1996, it has found it necessary to petition for relief for its operating subsidiary under Chapter 11 of the Bankruptcy Code.

More specifically, on February 8, 1996, Circle Fine Art Corporation of Illinois, an Illinois corporation ("Circle-Illinois") a wholly owned subsidiary of the Company, filed a voluntary petition under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois Eastern Division, Case No. 96 B 3334. Circle-Illinois is the entity through which the Company conducts all of its business operations. Concurrently with the filing of the aforesaid described petition, Circle-Illinois filed motions to employ counsel, to authorize the emergency use of cash collateral, to pay pre-petition wages and related payments, to honor customer deposits and layaways, to approve rejection of certain store leases and to assume its Merchant Agreement with HRSI, N.A.
On February 12, 1996, the court granted the motions to employ counsel, to approve rejection of certain store leases and to pay certain pre-petition wages through February 9, 1996 from cash collateral. The remaining motions were set for hearing on February 21, 1996 with the exception of the emergency use of cash collateral which is set for hearing on February 14, 1996.

Since the petition date, Circle-Illinois has remained in possession of its property and has continued to operate its business and manage its financial affairs as a Debtor in Possession pursuant to the Bankruptcy Code. At present, Circle-Illinois is operating 20 retail art galleries selling fine art, jewelry and related products in nine (9) states including Illinois, New York, New Jersey, Florida, Georgia, Louisiana, Nevada, California and Colorado. It continues to sell artwork in its possession that has been consigned to it pursuant to the Art Consignment Statutes of the various states in which it is operating in the ordinary course of business and to pay the proceeds thereof to those persons and entities entitled to receive proceeds. It also has requested authority

               CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  THREE MONTHS ENDED DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

to use cash collateral including accounts receivable, nonconsigned inventory and the proceeds thereof as necessary to continuing its business and reorganization efforts. However, use of these assets will necessitate replacement security interests in the post-petition assets arising, created or acquired by Circle-Illinois from the use of cash collateral. It also has requested the court to honor pre-petition customer deposits as credits on merchandise to avoid harm to its business operations and to enable it to continue to reorganize under Chapter 11.

It is the Company's intention to formulate a plan of reorganization to deal with its creditors and other issues and to successfully emerge from the Chapter 11 proceeding under the Bankruptcy Code. However, the failure to obtain the relief sought under Chapter 11 would cause a serious threat to its Chapter 11 case and will severely impact the chance of a successful reorganization. The Company has no agreement with any of its creditors regarding any such plan or reorganization. All plans or reorganizations must be approved by the Bankruptcy Court.

Circle-Illinois' future operations will be determined by further discussions with Federal Bankruptcy Court.

The Company's financial condition and prospects during the Chapter 11 proceeding depends also on its ability to generate sufficient sales revenue to meet cash flow requirements and to continue to reduce and maintain operating expenses at their lowest acceptable revenues.

Consolidated net sales were $5.6 million for the quarter ended
December 31, 1995, an increase of $193,000 or 3.5% from the comparable quarter a year ago. The Company's wholesale sales increased $290,000 while retail sales increased approximately $245,000 or 5.2%. These increases are partially offset by a decrease in printing revenue of $125,000 from the first quarter ended December 31, 1994. Same store sales decreased by 6% when comparing the three month period ending December 31, 1995 with the same period of 1994. Sales increased in the Company's unique works ($246,000) and limited edition graphics (13%) product lines. The product line showing the largest decline was photography by approximately $160,000 or 20%.

Gross margins for the quarter ended December 31, 1995 (54.6%) remained flat with the comparable quarter of a year ago.

Consolidated selling expenses for the quarter ended December 31, 1994 increased $84,000 or 3% from the comparable quarter a year ago. The primary factor for this is the increase in retail sales which resulted in increases in rent and sales commissions.

              CIRCLE FINE ART CORPORATION AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                 THREE MONTHS ENDED DECEMBER 31, 1995


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation (continued)

These increases are offset by a reduction in advertising and promotional expenses. During the quarter ended December 31, 1995, the Company closed or reserved for the closing of four (4) retail galleries in Troy, Michigan; San Francisco, California; McLean, Virginia, and Palm Beach, Florida. The amount expensed related to moving costs and unamortized leaseholds.

Administrative expenses increased $153,000 or 26% in fiscal 1995 compared to fiscal 1994. This increase can be attributed to an increase in legal expenses of $100,000 and management fees of $54,000 in fiscal 1995.

For the quarter ended December 31, 1995, interest expense equaled $711,000, a $78,000 or 10% decrease from the same period of a year ago. This decrease is due to lower Chrysler Capital Corporation debt throughout the fiscal 1996 period when compared to the same period of fiscal 1995. At the end of the first quarter of fiscal 1995 (three month period ending December 31, 1994), the Company converted approximately $9.9 million of Chrysler debt to equity in the Company. During the majority of both three month periods ending December 31, 1994 and 1995, default rates of interest were charged by the Company's lenders. On December 13, 1994, the Company recognized an extraordinary gain due to the forgiveness of accrued interest from a financial restructuring.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

   None

b. Reports on Form 8-K:

   None

                          PART II - OTHER INFORMATION

On February 8, 1996, the Company petitioned for relief for its operating subsidiary under Chapter 11 of the Bankruptcy Code. This term of information is being reported on Form 10-Q in lieu of filing Form 8-K. (See Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    CIRCLE FINE ART CORPORATION
    ---------------------------
                                        Registrant



  DATE: February 13, 1996        By:       Joseph R. Atkin
                                     -------------------------------
                                      Joseph R. Atkin
                                      Vice President and
                                      Chief Financial Officer


  DATE: February 13, 1996       By:        Brian Bettencourt
                                    --------------------------------
                                     Principal Accounting Officer